Form 10-Q
period 1995-02-28
TAB PRODUCTS CO
filed 1995-04-13
CIK 96116

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



   (Mark one)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995
                                               ------------------
                                       OR

     [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                 ----------    ----------


                      Commission file number:     1-7736
                                              -------------

                                TAB PRODUCTS CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                            94-1190862
             ------------------------         ---------------------------------
             (State of Incorporation)         (IRS Employer Identification No.)

    1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA              94304
    ------------------------------------------           ----------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number - including area code    (415) 852-2400
                                                       ---------------
                                 NOT APPLICABLE
    -------------------------------------------------------------------------
                 Former name, former address and former fiscal year,
                        if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes       No   X
                                                       -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding as of February 28, 1995 - 4,851,951



    This report, including all exhibits and attachments, contains  12  pages.
                                                                  ----

                                TAB PRODUCTS CO.

                                      INDEX




                        PART I.    FINANCIAL INFORMATION

                                                                      Page No.
ITEM 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
               February 28, 1995 and May 31, 1994                          3

          Consolidated Condensed Statements of Earnings
               Three and nine months ended February 28,
               1995 and 1994                                               4

          Consolidated Condensed Statements of Cash Flows
               Nine months ended February 28,
               1995 and 1994                                               5

          Supplemental Financial Data - Notes                              6

ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7




                          PART II.    OTHER INFORMATION


ITEM 6.   Exhibits                                                        10

          Signatures                                                      12

                         PART I:  FINANCIAL  INFORMATION

ITEM 1.  Financial Statements

                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                        (000's omitted except share data)

                                               Unaudited       Audited
ASSETS                                        February 28,     May 31,
                                                 1995           1994
                                              ------------   -----------

Current Assets:

    Cash and cash equivalents                 $     4,432    $     2,371
    Short-term investments                          2,394          2,394
    Accounts receivable, less allowances of
        $781 and $711 for doubtful accounts        27,440         31,568
    Inventories                                    15,448         13,819
    Prepaid income taxes and other expenses         5,641          5,981
                                              -----------    -----------
        Total current assets                       55,355         56,133

Property, Plant and Equipment, net of
    accumulated depreciation of $32,926
    and $30,186                                    21,842         23,476
Other Assets                                        6,114          6,552
                                              -----------    -----------
                                              $    83,311    $    86,161
                                              -----------    -----------
                                              -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Current portion of long-term debt         $     1,933    $     1,354
    Accounts payable                                6,863         10,267
    Commissions payable                             3,382          3,402
    Other accrued liabilities                       7,748          7,675
                                              -----------    -----------
        Total current liabilities                  19,926         22,698
                                              -----------    -----------

Long-Term Debt, less current portion               21,311         23,041
                                              -----------    -----------

Deferred Taxes and Other                            1,770          1,770
                                              -----------    -----------

Stockholders' Equity:

    Preferred stock: $.01 par value,
        authorized - 500,000 shares,
        issued - none
    Common stock: $.01 par value,
        authorized - 25,000,000 shares,
        issued - February 1995 - 7,284,178
        shares and May 1994 - 7,260,361
        shares                                         73             73
    Additional paid-in capital                     12,704         12,504
    Retained earnings                              58,672         57,649
    Treasury stock: February 1995 and
        May 1994 - 2,432,227 shares               (31,365)       (31,365)
    Cumulative translation adjustment                 220           (209)
                                              -----------    -----------
                                                   40,304         38,652
                                              -----------    -----------
                                              $    83,311    $    86,161
                                              -----------    -----------
                                              -----------    -----------

                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF EARNINGS  (UNAUDITED)
                        (000's omitted except share data)


                                                  Three Months Ended
                                                     February 28,
                                                  1995           1994
                                              -----------     ----------

Revenues                                      $    38,023     $   38,945
                                              -----------     ----------

Costs and expenses:
    Cost of revenues                               23,257         23,779
    Selling                                        10,526         10,222
    General and administrative                      2,608          2,559
    Research and development                          200            203
                                              -----------     ----------
        Total costs and expenses                   36,591         36,763
                                              -----------     ----------

        Operating Income                            1,432          2,182

Interest, net                                        (468)          (425)
                                              -----------     ----------
        Earnings before income taxes                  964          1,757

Provision for income taxes                            420            739
                                              -----------     ----------
        Net earnings                          $       544     $    1,018
                                              -----------     ----------
                                              -----------     ----------

Earnings per share                            $      0.11     $     0.21
                                              -----------     ----------
                                              -----------     ----------

Average common and equivalent shares            4,851,951      4,814,510
     outstanding


                                                   Nine Months Ended
                                                     February 28,
                                                  1995           1994
                                              -----------     ----------

Revenues                                      $   112,988     $  102,459
                                              -----------     ----------

Costs and expenses:
    Cost of revenues                               68,907         61,830
    Selling                                        30,959         28,284
    General and administrative                      7,951          7,578
    Research and development                          631            640
                                              -----------     ----------
        Total costs and expenses                  108,448         98,332
                                              -----------     ----------

        Operating income                            4,540          4,127

Interest, net                                      (1,442)        (1,188)
                                              -----------     ----------
        Earnings before income taxes                3,098          2,939

Provision for income taxes                          1,348          1,235
                                              -----------     ----------
        Net earnings                          $     1,750     $    1,704
                                              -----------     ----------
                                              -----------     ----------

Earnings per share                            $      0.36     $     0.35
                                              -----------     ----------
                                              -----------     ----------

Average common and equivalent shares
     outstanding                                4,843,486      4,802,526


                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                 (000's omitted)


                                                     Nine Months Ended
                                                       February 28,
                                                    1995           1994
                                                -----------     ----------
Operating Activities:

  Net earnings                                $     1,750    $     1,704
  Depreciation and amortization                     2,598          2,457
  Other                                                70             47

  Changes in operating assets and liabilities:
      Accounts receivable                           4,058         (5,132)
      Inventories                                  (1,629)          (431)
      Prepaid income taxes and other expenses         340          1,111
      Other assets                                    438            334
      Accounts payable                             (3,404)         1,514
      Commissions payable                             (20)           914
      Other accrued liabilities                        73           (505)
                                              -----------     ----------
      Net cash provided by operating
           activities                               4,274          2,013
                                              -----------     ----------


Investing Activities:

  Purchase of Datafile                                            (6,701)
  Purchases of property, plant and equipment         (964)        (2,216)
  Investment in building for lease                                  (866)
  Proceeds from sales of property, plant
      and equipment                                                   78
  Purchases of short-term investments                             (2,119)
  Sales of short-term investments                                  1,982
                                              -----------     ----------
      Net cash required by investing
          activities                                 (964)        (9,842)
                                              -----------     ----------


Financing Activities:

  Issuance of short-term debt                                      1,419
  Issuance of long-term debt                                       7,518
  Repayment of long-term debt                      (1,151)        (1,500)
  Proceeds from issuance of common stock              200            279
  Dividends                                          (727)          (721)
                                              -----------     ----------
      Net cash (required) provided by
           financing activities                    (1,678)         6,995
                                              -----------     ----------

Effect of exchange rate changes on cash               429           (311)
                                              -----------     ----------

Increase (decrease) in cash and cash
     equivalents                                    2,061         (1,145)

Cash and cash equivalents at beginning of
     period                                         2,371          5,028
                                              -----------     ----------

Cash and cash equivalents at end of period    $     4,432    $     3,883
                                              -----------     ----------
                                              -----------     ----------


                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                SUPPLEMENTAL FINANCIAL DATA - NOTES  (UNAUDITED)


1.  Inventories consisted of the following (000's omitted):


                                              February 28      May 31,
                                                 1995           1994
                                              -----------    -----------

        Finished goods                        $     9,469    $     8,203
        Work in process                             1,328            966
        Raw materials                               4,651          4,650
                                              -----------    -----------

                                              $    15,448    $    13,819
                                              -----------    -----------
                                              -----------    -----------


2. Earnings per share are computed using the average number of common and dilutive common equivalent shares outstanding.


3. Dividends declared for the nine month periods ended February 28, 1995 and 1994 were as follows:

          Record Date        Shares Outstanding     Per Share Dividend
        -----------------    ------------------     ------------------

        February 25, 1995         4,851,951             $0.05
        November 25, 1994         4,851,951             $0.05
        August 25, 1994           4,838,188             $0.05

        February 25, 1994         4,819,858             $0.05
        November 25, 1993         4,810,267             $0.05
        August 25, 1993           4,798,314             $0.05


4. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's working capital position at February 28, 1995 was $35.4 million as compared with $33.4 million at May 31, 1994. Accounts receivable at February 28, 1995 were lower than at May 31, 1994 by $4.1 million primarily because of an increased focus on collection of accounts receivable. The higher level of inventories at February 28, 1995 are the result of the timing of shipments for certain finished goods and work-in-process products. The company's cash and short-term investments position at February 28, 1995 increased to $6.8 million from $4.8 million at May 31, 1994.

Investments in property, plant and equipment to support operations were $1.0 million during the nine months ended February 28, 1995. Capital expenditures to support operations for fiscal 1995 are expected to be in the range of $1.5 to $2.0 million.

For the nine month period ended February 28, 1995 the company paid cash dividends of $727,000 as compared to $721,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1995. There were no borrowings outstanding under the line of credit at February 28, 1995.

The company believes its anticipated cash flow from operations, cash and credit facilities are adequate to finance expected growth and capital expenditures for the foreseeable future.

RESULTS OF OPERATIONS


REVENUES for the third quarter of fiscal 1995 were $38.0 million, down
$.9 million or 2.4% from revenues of $38.9 million for the third quarter of fiscal 1994. Revenues for the nine months ended February 28, 1995 were $113.0 million, an increase of $10.5 million or 10.3% from the $102.5 million in the first nine months of the prior fiscal year. Incremental revenues from the Datafile business, which was acquired in October 1993, accounted for $7.8 million of the increased revenues for the nine months ended February 28, 1995. The company announced price increases in the U.S. on two of its major product lines, however the effective dates of the price increases did not effect the third quarter operating results. In addition, the company is increasing prices on the additional product lines during the fourth quarter. The full impact of all the company's price increases will not be realized until the first half of fiscal 1996.

COST OF REVENUES, as a percentage of revenues, was 61.2% for the third quarter of fiscal 1995, up from 61.1% for the third quarter of fiscal 1994. For the nine months ended February 28, 1995 the cost of revenues percentage was 61.0% as compared to 60.3% in the same period a year ago. Cost of revenues in the United States continued to be impacted by increased product costs during the third quarter but were partially offset by the favorable impact of the company's international markets.

SELLING EXPENSES, were $10.5 million or 27.7% of total revenues for the third quarter of fiscal 1995 as compared to $10.2 million or 26.2% of total revenues for the third quarter of fiscal 1994. For the nine months ended
February 28, 1995 selling expenses were $31.0 million or 27.4% of total revenues as compared to $28.3 million or 27.6% of total revenues for the prior fiscal year. Total selling expenses for the third quarter of fiscal 1995 increased over the third quarter of the prior fiscal year because of higher commissions due to a change in sales mix. The increase in total selling expenses for the nine months ended February 28, 1995 was due to selling expenses related to the Datafile business acquired in October 1993.

GENERAL AND ADMINISTRATIVE EXPENSES, in the third quarter of fiscal 1995 were $2.6 million or 6.9% of total revenues as compared to $2.6 million or 6.6% of total revenues in the third quarter of fiscal 1994, For the nine months ended February 28, 1995 general and administrative expenses were $8.0 million or 7.0% of total revenues as compared to $7.6 million or 7.4% of total revenues in the prior fiscal year. The increase in total general and administrative expenses for the nine months ended February 28, 1995 was due to general and administrative expenses related to the Datafile business acquired in October 1993. The general and administrative expenses for the nine months ended February 28, 1994 were impacted by the one-time charge of $440,000 for severance costs related to the cost reduction program implemented in the first quarter of last year.


OPERATING INCOME, for the quarter ended February 28, 1995 was $1.4 million, a decrease of 34.4% from the $2.2 million reported in the third quarter of last year. For the nine months ended February 28, 1995 operating income was $4.5 million, an increase of 10.0% from the $4.1 million for the prior fiscal year.

INTEREST EXPENSE, net, was $468,000 in the third quarter of fiscal 1995 as compared to $425,000 in the third quarter of fiscal 1994. For the nine months ended February 28, 1995, interest expense, net was $1,442,000 as compared to $1,188,000 for the prior fiscal year. The increases in interest expense, net for the nine months ended February 28, 1995 were due primarily to the increased debt incurred as a result of the Datafile acquisition in October 1993.

EARNINGS PER SHARE, for the three months ended February 28, 1995 were $.11 per share as compared to $.21 per share earned in the third quarter of the prior fiscal year. For the nine months ended February 28, 1995 earnings per share was $.36 as compared to $.35 in the prior fiscal year.

                           PART II: OTHER INFORMATION


ITEMS 1-5. Not applicable.

ITEM 6.     Exhibits

       (a)  10.1    Registrants 1981 Incentive Stock Option Plan (Exhibit
                    (10) of the 1983 10-K)(1, 2)
            10.2    Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                    of the 1987 10-K)(1, 2)
            10.3    1991 Stock Option Plan (Exhibit 10.1 of the 1991 10-K)(1, 2)
            10.4    Employment Agreement between John W. Peth and the
                    Registrant dated March 21, 1991 (Exhibit 10.2 of the 1991
                    10-K)(1, 2)
            10.5    Agreement between John W. Peth and the Registrant dated
                    August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1, 2)
            10.6    Agreement between Michael A. Dering and the Registrant
                    dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1, 2)
            10.7    Amendment to Agreement between Michael A. Dering and
                    the Registrant dated August 28, 1991 (Exhibit 10.5 of the
                    1991 10-K)(1, 2)
            10.8    Common Stock Purchase Agreement (Exhibit 10.2 of the
                    1992 10-K)(2)
            10.9    Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                    the 1992 10-K)(2)
            10.10   Bank of America Business Loan Agreement dated
                    October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
            10.11   Note Agreement of Tab Products Co. dated as of March 20,
                    1992 in the aggregate principal amount of $15,000,000
                    (Exhibit 10.5 of the 1992 10-K)(2)
            10.12   Bank of America Revision Agreement dated March 20, 1992
                    (Exhibit 10.6 of the 1992 10-K)(2)
            10.13   Agreement for Purchase and Sale of Assets (Exhibit 10.7
                    of the 1992 10-K)(2)
            10.14   Amendment dated September 15, 1992 to Business Loan
                    Agreement dated October 24, 1991 (Exhibit filed with
                    Form 10-Q for the quarter ended November 30, 1993)(2)
            10.15   Business Loan Agreement dated August 20, 1993 (Exhibit
                    filed with Form 10-Q for the quarter ended November 30,
                    1993)(2)
            10.16   Amendment dated July 27, 1993 to Note Agreement of
                    Tab Products Co. dated as of March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31,
                    1993)(2)
            10.17   Bank of America Business Loan Agreement dated
                    August 20, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.18   Bank of America Amendment No. 1 dated October 6, 1993
                    to Business Loan Agreement (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)

            10.19 Bank of America Amendment No. 2 dated October 13, 1993 to Business Loan Agreement (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.20   Note Agreement of Tab Products Co. dated October 7,
                    1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.21 Letter dated October 7, 1993 amending the Note Agreement dated March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.22 Bank of America Amendment No. 3 dated December 3, 1993 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28,
                    1994)(2)
            10.23 Bank of America Amendment No. 4 dated February 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28,
                    1994)(2)
            10.24 Bank of America Amendment No. 5 dated February 28, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28,
                    1994)(2)
            10.25 Bank of America Amendment No. 6 dated March 30, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.25 filed with Form 10-Q for the quarter ended February 28,
                    1994)(2)
            10.26 Bank of America Amendment No. 7 dated April 5, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.26 filed with Form 10-Q for the quarter ended February 28,
                    1994)(2)
            10.27 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
            10.28 Bank of America Amendment No. 8 dated May 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.28 filed with the 1994 Form 10-K)(2)
            10.29 Bank of America Amendment No. 9 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
            10.30 Bank of America Amendment No. 10 dated August 8, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.30 filed with the 1994 Form 10-K)(2)
            10.31 Bank of America Amendment No. 11 dated August 22, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.31 filed with the 1994 Form 10-K)(2)

            1       Compensatory Plan or Arrangement.
            2       Incorporated by reference from the noted previously filed
                    document.

       (b)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.





                                                     TAB PRODUCTS CO.
                                            -------------------------------
                                                     (Registrant)


Date:  April 13, 1995                       /s/ John M. Palmer
                                            -------------------------------
                                            John M. Palmer, Vice President,
                                            Finance and Chief Financial Officer


Date:  April 13, 1995                       /s/ James L. Anderson
                                            -------------------------------
                                            James L. Anderson, Controller