Form 10-Q
period 1995-08-31
TAB PRODUCTS CO
filed 1995-10-13
CIK 96116

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   August 31, 1995
                                              -------------------

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                       Commission file number:     1-7736
                                             --------------

                                TAB PRODUCTS CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       94-1190862
----------------------------                 ---------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                      94304
------------------------------------------                    ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number - including area code          (415) 852-2400
                                                             --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 31, 1995 - 4,851,951

This report, including all exhibits and attachments, contains   12   pages.
                                                              ------

                                TAB PRODUCTS CO.

                                      INDEX




                        PART I.    FINANCIAL INFORMATION

                                                               Page No.
ITEM 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
               August 31, 1995 and May 31, 1995                       3

          Consolidated Condensed Statements of Earnings
               Three months ended August 31,
               1995 and 1994                                          4

          Consolidated Condensed Statements of Cash Flows
               Three months ended August 31,
               1995 and 1994                                          5

          Supplemental Financial Data - Notes                         6

ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7




                          PART II.    OTHER INFORMATION


ITEM 6.   Exhibits                                                   10

          Signatures                                                 12

ITEM 1: Financial Statements

                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (000's omitted except share data)


ASSETS                                                 August 31, 1995          May 31, 1995
                                                       ---------------          ------------
Current Assets:
     Cash and cash equivalents                          $    6,632               $       6,753
     Short-term investments                                  2,082                       1,600
     Accounts receivable, less allowances of
         $730 and $708 for doubtful accounts                24,644                      24,692
     Inventories                                            15,204                      14,584
     Prepaid income taxes and other expenses                 2,969                       3,704

                                                       -----------                ------------
Total current assets                                        51,531                      51,333

     Property, Plant and Equipment, net of accumulated
         depreciation of $34,115 and $33,246                21,433                      21,652
     Goodwill                                                5,202                       5,241
     Other Assets                                            3,455                       3,423

                                                       -----------                ------------
                                                       $    81,621                $     81,649
                                                       -----------                ------------
                                                       -----------                ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                  $    3,312               $       3,313
     Accounts payable                                        6,972                       7,292
     Commissions payable                                     2,768                       2,918
     Other accrued liabilities                               7,855                       7,728

                                                       -----------                ------------
Total current liabilities                                   20,907                      21,251
                                                       -----------                ------------

     Long-Term debt, less current portion                   18,655                      18,733
                                                       -----------                ------------
     Deferred taxes and other non-current liabilities        1,837                       1,837
                                                       -----------                ------------
Stockholders' Equity:

     Preferred stock: $0.01 par value, authorized -
          500,000 shares, issued - none                        -                           -
     Common stock: $0.01 par value, authorized -
          25,000,000 shares, issued - August 1995 and
          May 1995 - 7,284,178 shares                           73                          73
     Additional paid-in capital                             12,705                      12,705
     Retained earnings                                      58,248                      57,898
     Treasury stock: August 1995 and May 1995 -
          2,432,227 shares                                 (31,365)                    (31,365)
     Cumulative translation adjustment                         561                         517

                                                       -----------                ------------
                                                            40,222                      39,828
                                                       -----------                ------------
                                                       $    81,621                $     81,649
                                                       -----------                ------------
                                                       -----------                ------------

                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                      (000's omitted except share data)




                                                                Three Months
                                                              Ended August 31
                                                       ------------------------------------
                                                          1995                      1994
                                                       ----------               ----------
Revenues                                               $   37,414               $   36,614
                                                       ----------               ----------

Costs and expenses:
     Cost of revenues                                      22,823                   22,286
     Selling                                               10,234                    9,916
     General and administrative                             2,787                    2,876
     Research and development                                 104                      197
                                                       ----------               ----------
          Total costs and expenses                         35,948                   35,275
                                                       ----------               ----------

          Operating income                                  1,466                    1,339

Interest, net                                                (418)                    (481)
                                                       ----------               ----------
          Earnings before income taxes                      1,048                      858

Provision for income taxes                                    455                      373

                                                       ----------               ----------
          Net earnings                                 $      593               $      485
                                                       ----------               ----------
                                                       ----------               ----------

          Earnings per share                           $     0.12               $     0.10
                                                       ----------               ----------
                                                       ----------               ----------

Average common and equivalent shares outstanding        4,851,951                4,833,040

                       TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (000's omitted)


                                                         Three Months Ended August 31,
                                                            1995                1994
                                                       ---------------     ---------------

Operating Activities:
     Net earnings                                            $     593        $     485
     Depreciation and amortization                                 910              929
     Other                                                          26               87

     Changes in operating assets and liabilities:
           Accounts receivable                                      26            3,342
           Inventories                                            (620)            (779)
           Prepaid income taxes and other expenses                 735              234
           Other assets                                              7               84
           Accounts payable                                       (320)          (1,107)
           Commissions payable                                    (150)             (78)
           Other accrued liabilities                               127              128
                                                            ----------       ----------
  Net cash provided by Operating Activities                      1,334            3,325
                                                            ----------       ----------
Investing Activities:

     Purchase of property, plant and equipment                    (703)            (293)
     Purchases of short-term investments                          (482)             -
     Sales of short-term investments                                 8              -

                                                            ----------       ----------
  Net cash used by Investing Activities                         (1,177)            (293)
                                                            ----------       ----------
Financing Activities:

     Issuance of debt                                              -                  6
     Repayment of long-term debt                                   (79)             -
     Proceeds from issuance of common stock                        -                 89
     Dividends                                                    (243)            (240)
                                                            ----------       ----------
  Net cash used by Financing Activities                           (322)            (145)

                                                            ----------       ----------
Effect of exchange rate changes on cash                             44              271
                                                            ----------       ----------
Increase (decrease) in cash and cash equivalents                  (121)           3,158

Cash and cash equivalents at beginning of period                 6,753            2,371

                                                            ----------       ----------
Cash and cash equivalents at end of period                   $   6,632        $   5,529
                                                            ----------       -----------
                                                            ----------       -----------

                       TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                     SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)



1.  Inventories consisted of the following (000's omitted):

                                        August 31, 1995     May 31, 1995
                                        ---------------     ------------
               Finished goods            $    9,212          $    8,914
               Work in process                  693                 653
               Raw materials                  5,299               5,017
                                        -----------         -----------
                                         $   15,204          $   14,584
                                        -----------         -----------
                                        -----------         -----------



2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.



3. Dividends declared for the three month period ended August 31, 1995 and 1994 were as follows:


               Record Date         Shares Outstanding       Per Share Dividend
               -----------         ------------------       ------------------
               August 25, 1995            4,851,951          $     0.05

               August 25, 1994            4,838,188          $     0.05



4. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1995.


5. During the quarter ended August 31, 1995 the Company canceled stock options to purchase 798,500 shares of the Company's common stock at prices ranging from $6.125 to $13.50 and exchanged them for options to purchase 598,500 shares of the Company's common stock at current market value of $6.00 per share with new vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At August 31, 1995 the company had cash and short-term investments of $8.7 million, an increase of $.3 million from the $8.4 million at May 31, 1995. The company's working capital position at August 31, 1995 was $30.6 million as compared with $30.1 million at May 31, 1995. The current ratio of 2.5 at August 31, 1995 was up from the 2.4 reported May 31, 1995. Inventories at August 31, 1995 were higher as a result of increased demand on certain products, the build up of inventory for product transitions and raw materials required for manufacturing of products previously supplied from third parties. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $0.7 million during the three months ended August 31, 1995. Capital expenditures to support operations for fiscal 1996 are expected to be in the range of $2.5 to $3.0 million.

For the three month period ended August 31, 1995 the company paid cash dividends of $243,000 as compared to $240,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1996. There were no borrowings outstanding under the line of credit at August 31, 1995.


RESULTS OF OPERATIONS

REVENUES for the first quarter of fiscal 1996 were $37.4 million, up $.8 million or 2.2% from revenues of $36.6 million for the first quarter of fiscal 1995.
The company increased list prices, in the United States, on major product lines in late fiscal 1995 and early fiscal 1996. During the first quarter of fiscal 1996 revenues from major product lines increased $1.4 million over the first quarter of fiscal 1995 but were partially offset by $.6 million decrease in revenues in other products. The increased revenues were attributable to both the price increases and higher unit volume during the quarter.

COST OF REVENUES, as a percentage of revenues, was 61.0% for the first quarter of fiscal 1996, up slightly from the 60.9% reported for the first quarter of fiscal 1995. While overall cost of revenues as a percentage of revenues increased 0.1%; cost of revenues as a percentage of revenues, on major U.S. product lines with price increases was equal to the first quarter of fiscal 1995.

SELLING EXPENSES were $10.2 million or 27.4% of total revenues for the first quarter of fiscal 1996 as compared to $9.9 million or 27.1% of total revenues for the first quarter of fiscal 1995. Total selling expenses for the first quarter of fiscal 1996 increased $.3 million over the first quarter of the prior fiscal year. The increased selling expenses were attributable to higher commission expense in the quarter.

GENERAL AND ADMINISTRATIVE EXPENSES, in the first quarter of fiscal 1996 were $2.8 million, $.1 million lower than the $2.9 million reported in the first quarter of fiscal 1995. As a percentage of revenues, general and administrative expenses for the first quarter of fiscal 1996 were 7.4% as compared to 7.9% for the first quarter of fiscal 1995. General and administrative expenses for the first quarter of fiscal 1996 declined as a percentage of revenues from the first quarter of fiscal 1995 as result of increased revenues.

OPERATING INCOME for the quarter ended August 31, 1995 was $1.5 million, an increase of $.2 million or 9.5% from the $1.3 million reported in the first quarter of last year.

INTEREST EXPENSE, net, was $418,000 in the first quarter of fiscal 1996 as compared to $481,000 in the first quarter of fiscal 1995. The decrease in interest expense, net for the three months ended August 31, 1995 were primarily due to a lower level of debt during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 as a result of debt repayments during fiscal 1995.

EARNINGS PER SHARE for the three months ended August 31, 1995 were $.12 per share, an increase of 20% over the $.10 per share earned in the first quarter of the prior fiscal year.

                          PART II:   OTHER INFORMATION


ITEMS 1 - 5.   Not applicable.

ITEM 6.   Exhibits
          (a)   10.1     Registrants 1981 Incentive Stock Option Plan (Exhibit
                         (10) of the 1983 10-K)(1)(2)
                10.2     Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                         of the 1987 10-K)(1)(2)
                10.3     1991 Stock Option Plan (Exhibit 10.1 of the 1991
                         10-K)(1)(2)
                10.4     Employment Agreement between John W. Peth and the
                         Registrant dated March 21, 1991 (Exhibit 10.2 of the
                         1991 10-K)(1)(2)
                10.5     Agreement between John W. Peth and the Registrant dated
                         August 18, 1991 (Exhibit 10.3 of the 1991 10-K)1, (2)
                10.6     Agreement between Michael A. Dering and the Registrant
                         dated May 15, 1989 (Exhibit 10.4 of the 1991
                         10-K)(1)(2)
                10.7     Amendment to Agreement between Michael A. Dering and
                         the Registrant dated August 28, 1991 (Exhibit 10.5 of the 1991 10-K)(1)(2)
                10.8     Common Stock Purchase Agreement (Exhibit 10.2 of the
                         1992 10-K)(2)
                10.9     Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                         the 1992 10-K)(2)
                10.10    Bank of America Business Loan Agreement dated
                         October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
                10.11    Note Agreement of Tab Products Co. dated as of March
                         20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 10-K)(2)
                10.12    Bank of America Revision Agreement dated March 20, 1992
                         (Exhibit 10.6 of the 1992 10-K)(2)
                10.13    Agreement for Purchase and Sale of Assets (Exhibit 10.7
                         of the 1992 10-K)(2)
                10.14    Amendment dated September 15, 1992 to Business Loan
                         Agreement dated October 24, 1991 (Exhibit filed with
                         Form 10-Q for the quarter ended November 30, 1993)(2)
                10.15    Business Loan Agreement dated August 20, 1993 (Exhibit
                         filed with Form 10-Q for the quarter ended November 30,
                         1993)(2)
                10.16    Amendment dated July 27, 1993 to Note Agreement of
                         Tab Products Co. dated as of March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31,
                         1993)(2)
                10.17    Bank of America Business Loan Agreement dated
                         August 20, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
                10.18    Bank of America Amendment No. 1 dated October 6, 1993
                         to Business Loan Agreement (Exhibit filed with Form
                         10-Q for the quarter ended August 31, 1993)(2)
                10.19    Bank of America Amendment No. 2 dated October 13, 1993
                         to Business Loan Agreement (Exhibit filed with Form
                         10-Q for the quarter ended August 31, 1993)(2)

                10.20 Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
                10.21 Letter dated October 7, 1993 amending the Note Agreement dated March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
                10.22 Bank of America Amendment No. 3 dated December 3, 1993 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.23 Bank of America Amendment No. 4 dated February 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.24 Bank of America Amendment No. 5 dated February 28, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.25 Bank of America Amendment No. 6 dated March 30, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.26 Bank of America Amendment No. 7 dated April 5, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.27 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
                10.28 Bank of America Amendment No. 8 dated May 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.28 filed with the 1994 Form 10-K)(2)
                10.29 Bank of America Amendment No. 9 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
                10.30 Bank of America Amendment No. 10 dated August 8, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.30 filed with the 1994 Form 10-K)(2)
                10.31 Bank of America Amendment No. 11 dated August 22, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.31 filed with the 1994 Form 10-K)(2)
                10.32 Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
                10.33 Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
                (1)      Compensatory Plan or Arrangement.
                (2) Incorporated by reference from the noted previously filed document.

          (b)   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             TAB PRODUCTS CO.
                                        ------------------------------
                                             (Registrant)


Date: October 12, 1995                  /s/ John M. Palmer
                                        -----------------------------------
                                        John M. Palmer, Vice President,
                                        Finance and Chief Financial Officer


Date: October 12, 1995                  /S/James L. Anderson
                                        -----------------------------------
                                        James L. Anderson, Controller