Form 10-Q
period 1995-11-30
TAB PRODUCTS CO
filed 1996-01-12
CIK 96116

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark one)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   NOVEMBER 30, 1995
                                              ---------------------
                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                      Commission file number:     1-7736

                                       TAB PRODUCTS CO.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                         94-1190862
--------------------------------------       -----------------------------------
     (State of Incorporation)                 (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                 94304
------------------------------------------   -----------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number - including area code          (415) 852-2400
                                                             ------------------
                              NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                       -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 1995 - 4,851,951

This report, including all exhibits and attachments, contains   34   pages.
                                                              ------

                                TAB PRODUCTS CO.

                                      INDEX




                        PART I.    FINANCIAL INFORMATION

                                                            Page No.
ITEM 1.   Financial Statements:

          Consolidated Condensed Balance Sheets
               November 30, 1995 and May 31, 1995               3

          Consolidated Condensed Statements of Earnings
               Three and Six months ended November 30,
               1995 and 1994                                    4

          Consolidated Condensed Statements of Cash Flows
               Six months ended November 30,
               1995 and 1994                                    5

          Supplemental Financial Data - Notes                   6

ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations              7




                          PART II.    OTHER INFORMATION


ITEM 6.   Exhibits                                              10

          Signatures                                            12

                                         PART 1: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                    (000's ommitted except share data)


ASSETS                                                November 30, 1995         May 31, 1995
                                                      -----------------         ------------
Current Assets:
     Cash and cash equivalents                         $     5,522              $   6,753
     Short-term investments                                  2,540                  1,600
     Accounts receivable, less allowances of
       $695 and $708 for doubtful accounts                  27,625                 24,692
     Inventories                                            15,563                 14,584
     Prepaid income taxes and other expenses                 2,421                  3,704
                                                      -----------------         ------------
         Total current assets                               53,671                 51,333

Property, plant and equipment, net of accumulated
  depreciation of $34,613 and $33,246                       21,386                 21,652
Goodwill                                                     5,036                  5,241
Other assets                                                 3,727                  3,423
                                                      -----------------         ------------
                                                       $    83,820              $  81,649
                                                      -----------------         ------------
                                                      -----------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current portion of long-term debt                 $     4,093            $     3,313
     Accounts payable                                        8,526                  7,292
     Commissions payable                                     3,351                  2,918
     Other accrued liabilities                               7,986                  7,728
                                                      -----------------         ------------
        Total current liabilities                           23,956                 21,251
                                                      -----------------         ------------
Long-term debt, less current portion                        17,297                 18,733
                                                      -----------------         ------------
Deferred taxes and other non-current liabilities             1,837                  1,837
                                                      -----------------         ------------
Stockholders' Equity:
     Preferred stock: $0.01 par value, authorized -
       500,000 shares, issued - none                             -                      -
     Common stock: $0.01 par value, authorized -
       25,000,000 shares, issued - November 1995 and
       May 1995 - 7,284,178 shares                              73                     73
     Additional paid-in capital                             12,705                 12,705
     Retained earnings                                      58,832                 57,898
     Treasury stock: November 1995 and May 1995 -
       2,432,227 shares                                    (31,365)               (31,365)
     Cumulative translation adjustment                         485                    517
                                                      -----------------         ------------
                                                            40,730                 39,828
                                                      -----------------         ------------
                                                       $    83,820              $  81,649

                                                      -----------------         ------------
                                                      -----------------         ------------

                       TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                           (000's ommitted except share data)

                                                             Three Months
                                                          Ended November 30
                                                   ---------------------------
                                                        1995             1994
                                                   -----------     -----------
Revenues                                           $    38,862     $    38,351
                                                   -----------     -----------
Costs and expenses:
     Cost of revenues                                   23,492          23,364
     Selling                                            10,535          10,517
     General and administrative                          2,887           2,467
     Research and development                               96             234
                                                   -----------     -----------
          Total costs and expenses                      37,010          36,582
                                                   -----------     -----------

          Operating income                               1,852           1,769

Interest, net                                             (389)           (493)
                                                   -----------     -----------
          Earnings before income taxes                   1,463           1,276

Provision for income taxes                                 637             555
                                                   -----------     -----------

          Net earnings                             $       826     $       721
                                                   -----------     -----------
                                                   -----------     -----------

          Earnings per share                       $      0.17     $      0.15
                                                   -----------     -----------
                                                   -----------     -----------

Average common and equivalent shares outstanding     4,851,951       4,840,501

                                                             Six Months
                                                          Ended November 30
                                                   ---------------------------
                                                        1995            1994
                                                   -----------     -----------
Revenues                                           $    76,276     $    74,965
                                                   -----------     -----------
Costs and expenses:
     Cost of revenues                                   46,315          45,650
     Selling                                            20,769          20,433
     General and administrative                          5,674           5,343
     Research and development                              200             431
                                                   -----------     -----------
          Total costs and expenses                      72,958          71,857
                                                   -----------     -----------

          Operating income                               3,318           3,108

Interest, net                                             (807)           (974)
                                                   -----------     -----------
          Earnings before income taxes                   2,511           2,134

Provision for income taxes                               1,092             928

                                                   -----------     -----------
          Net earnings                             $     1,419     $     1,206
                                                   -----------     -----------
                                                   -----------     -----------

          Earnings per share                       $      0.29     $      0.25
                                                   -----------     -----------
                                                   -----------     -----------

Average common and equivalent shares outstanding     4,851,951       4,837,920



                           TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (000's ommitted)




                                                                            Six Months
                                                                         Ended November 30,
                                                                    -------------------------
                                                                       1995            1994
                                                                    ----------      ----------

Operating Activities:

     Net earnings                                                   $    1,419      $    1,206
     Depreciation and amortization                                       1,825           1,882
     Other                                                                 (10)             54

     Changes in operating assets and liabilities:
           Accounts receivable                                          (2,920)          3,424
           Inventories                                                    (979)         (1,331)
           Prepaid income taxes and other expenses                       1,283             567
           Other assets                                                    (99)            283
           Accounts payable                                              1,234          (3,319)
           Commissions payable                                             433             (38)
           Other accrued liabilities                                       258            (265)
                                                                    ----------      ----------
               Net cash provided by Operating Activities                 2,444           2,463
                                                                    ----------      ----------

Investing Activities:

     Purchase of property, plant and equipment, net                     (1,562)           (626)
     Purchases of short-term investments                                (2,437)              -
     Sales of short-term investments                                     1,497               -
                                                                    ----------      ----------
               Net cash required by Investing Activities                (2,502)           (626)
                                                                    ----------      ----------

Financing Activities:

     Repayment of long-term debt                                          (656)            (73)
     Proceeds from issuance of common stock                                  -             200
     Dividends                                                            (485)           (483)
                                                                    ----------      ----------
               Net cash required by Financing Activities                (1,141)           (356)
                                                                    ----------      ----------

Effect of exchange rate changes on cash                                    (32)            275
                                                                    ----------      ----------

Increase (decrease) in cash and cash equivalents                        (1,231)          1,756

Cash and cash equivalents at beginning of period                         6,753           2,371
                                                                    ----------      ----------

Cash and cash equivalents at end of period                          $    5,522      $    4,127
                                                                    ----------      ----------
                                                                    ----------      ----------


                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)

1.  Inventories consisted of the following (000's omitted):

                                     November 30, 1995     May 31, 1995
                                     -----------------     ------------
               Finished goods        $          9,916      $     8,914
               Work in process                    649              653
               Raw materials                    4,998            5,017
                                     -----------------     ------------
                                     $         15,563      $    14,584
                                     -----------------     ------------
                                     -----------------     ------------

2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.


3. Dividends declared for the six month periods ended November 30, 1995 and 1994 were as follows:

                Record Date    Shares Outstanding   Per Share Dividend
                -----------    ------------------   ------------------
          November 22, 1995             4,851,951   $             0.05
            August 25, 1995             4,851,951   $             0.05

          November 25, 1994             4,851,951   $             0.05
            August 25, 1994             4,838,188   $             0.05

4. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1995.

5. During the six months ended November 30, 1995 the company canceled stock options to purchase 798,500 shares of the company's common stock at prices ranging from $6.125 to $13.50 and exchanged them for options to purchase 598,500 shares of the company's common stock at current market value of $6.00 per share with new vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At November 30, 1995, the company had cash and short-term investments of $8.1 million, a decrease of $.3 million from the $8.4 million in cash and short-term investments at May 31, 1995. The company's working capital position at November 30, 1995, was $29.7 million as compared with $30.1 million at May 31, 1995. The current ratio of 2.2 at November 30, 1995, was down slightly from the 2.4 reported May 31, 1995. Accounts receivable at November 30, 1995, was $27.6 million an increase of $2.9 million from the accounts receivable of $24.7 million at May 31, 1995. The increased accounts receivable is attributable to higher revenues in the months preceding the November 30, 1995 quarter end as compared to May 31, 1995. The company continued to make progress on its collections with a further reduction in its days sales outstanding at November 30, 1995 as compared to May 31, 1995. Inventories at November 30, 1995 were higher as a result of increased demand on certain products and the build up of inventory for product transitions. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $1.6 million during the six months ended November 30, 1995. Capital expenditures to support operations for fiscal 1996 are expected to be in the range of $2.5 to $3.0 million.

For the six month period ended November 30, 1995, the company paid cash dividends of $485,000 as compared to $483,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank that expires on October 31, 1996. There were no borrowings outstanding under the line of credit at November 30, 1995.


RESULTS OF OPERATIONS

REVENUES for the second quarter of fiscal 1996 were $38.9 million, up $.5 million or 1.3% from revenues of $38.4 million for the second quarter of fiscal 1995. Revenues for the six months ended November 30, 1995, were $76.3 million, up $1.3 million or 1.7% from revenues of $75.0 million in the first six months
of the prior fiscal year.   The company increased list prices, in the United
States, on major product lines in late fiscal 1995 and early fiscal 1996. During the second quarter of fiscal 1996 revenues from major product lines in the U.S. increased $.3 million over the second quarter of fiscal 1995 and increased $.2 million in other products. During the first six months of fiscal 1996 revenues from major product lines in the U.S. increased $1.7 million over the first six months of fiscal 1995 but were partially offset by a $.4 million decrease in other products. The increased revenues, for both the second quarter and six months ended November 30, 1995, were attributable to both the price increases and higher unit volume.

COST OF REVENUES, as a percentage of revenues, was 60.4% for the second quarter of fiscal 1996, down from the 60.9% reported for the second quarter of fiscal 1995. For the six months ended November 30, 1995, the cost of revenues was 60.7% as compared to 60.9% in the first six months of the prior fiscal year. The lower cost of revenues, as a percentage of sales, is attributable to lower product costs primarily as a result of increased selling prices.

SELLING EXPENSES were $10.5 million or 27.1% of total revenues for the second quarter of fiscal 1996 as compared to $10.5 million or 27.4% of total revenues for the second quarter of fiscal 1995. For the six months ended November 30, 1995, selling expenses were $20.8 million as compared to $20.4 million in the prior fiscal year. Total selling expenses for the first six months of fiscal 1996 increased $.4 million over the comparable period for fiscal 1995. The increased selling expenses were attributable to higher commission expense on a year to date basis.

GENERAL AND ADMINISTRATIVE EXPENSES, in the second quarter of fiscal 1996 were $2.9 million, $.4 million higher than the $2.5 million reported in the second quarter of fiscal 1995. For the six months ended November 30, 1995, general and administrative expenses were $5.7 million, $.4 million higher than the $5.3 million reported the prior fiscal year. The increased general and administrative expenses for the second quarter and the first six months of fiscal 1996 are primarily due to increased employee related costs.

OPERATING INCOME for the quarter ended November 30, 1995, was $1.9 million, an increase of $.1 million or 4.7% from the $1.8 million reported in the second quarter of last year. For the six months ended November 30, 1995, operating income was $3.3 million, $.2 million or 6.8% higher than the $3.1 million reported for the prior fiscal year.

INTEREST EXPENSE, net, was $389,000 in the second quarter of fiscal 1996 as compared to $493,000 in the second quarter of fiscal 1995. For the six months ended November 30, 1995, interest expense, net, was $807,000 as compared to $974,000 in the prior fiscal year. The decreases in interest expense, net, were primarily due to a lower level of debt during fiscal 1996 compared to the same periods of fiscal 1995 as a result of debt repayments.

EARNINGS PER SHARE for the three months ended November 30, 1995, were $.17 per share, an increase of 13% over the $.15 per share earned in the second quarter of the prior fiscal year. For the six months ended November 30, 1995, earnings per share were $.29 per share, an increase of 16% over the $.25 per share in the prior fiscal year.

PART II:   OTHER INFORMATION


ITEMS 1 - 5.             Not applicable.


ITEM 6. Exhibits
        (a)   10.1       Registrants 1981 Incentive Stock Option Plan (Exhibit
                         (10) of the 1983 10-K)(1), (2)
              10.2       Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                         of the 1987 10-K)(1), (2)
              10.3       1991 Stock Option Plan (Exhibit 10.1 of the 1991 10-K)
                         (1), (2)
              10.4       Employment Agreement between John W. Peth and the
                         Registrant dated March 21, 1991 (Exhibit 10.2 of the 1991
                         10-K)(1), (2)
              10.5       Agreement between John W. Peth and the Registrant dated
                         August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1), (2)
              10.6       Agreement between Michael A. Dering and the Registrant
                         dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1), (2)
              10.7       Amendment to Agreement between Michael A. Dering and
                         the Registrant dated August 28, 1991 (Exhibit 10.5 of the
                         1991 10-K)(1), (2)
              10.8       Common Stock Purchase Agreement (Exhibit 10.2 of the
                         1992 10-K)(2)
              10.9       Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                         the 1992 10-K)(2)
              10.10      Bank of America Business Loan Agreement dated
                         October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
              10.11      Note Agreement of Tab Products Co. dated as of March 20,
                         1992 in the aggregate principal amount of $15,000,000
                         (Exhibit 10.5 of the 1992 10-K)(2)
              10.12      Bank of America Revision Agreement dated March 20, 1992
                         (Exhibit 10.6 of the 1992 10-K)(2)
              10.13      Agreement for Purchase and Sale of Assets (Exhibit 10.7
                         of the 1992 10-K)(2)
              10.14      Amendment dated September 15, 1992 to Business Loan
                         Agreement dated October 24, 1991 (Exhibit 10.4 filed
                         with Form 10-Q for the quarter ended November 30, 1993)
                         (2)
              10.15      Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.15 filed with Form 10-Q for the quarter ended
                         November 30, 1993)(2)
              10.16      Amendment dated July 27, 1993 to Note Agreement of
                         Tab Products Co. dated as of March 20, 1992 (Exhibit
                         10.16 filed with Form 10-Q for the quarter ended
                         August 31, 1993)(2)
              10.17      Bank of America Business Loan Agreement dated
                         August 20, 1993 (Exhibit 10.17 filed with Form 10-Q for
                         the quarter ended August 31, 1993)(2)
              10.18      Bank of America Amendment No. 1 dated October 6, 1993
                         to Business Loan Agreement (Exhibit 10.18 filed with
                         Form 10-Q for the quarter ended August 31, 1993)(2)
              10.19      Bank of America Amendment No. 2 dated October 13, 1993
                         to Business Loan Agreement (Exhibit 10.19 filed with
                         Form 10-Q for the quarter ended August 31, 1993)(2)


              10.20      Note Agreement of Tab Products Co. dated October 7,
                         1993 (Exhibit 10.20 filed with Form 10-Q for the
                         quarter ended August 31, 1993)(2)
              10.21      Letter dated October 7, 1993 amending the Note Agreement
                         dated March 20, 1992 (Exhibit 10.21 filed with Form
                         10-Q for the quarter ended August 31, 1993)(2)
              10.22      Bank of America Amendment No. 3 dated December 3, 1993 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.23      Bank of America Amendment No. 4 dated February 9, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.24      Bank of America Amendment No. 5 dated February 28, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.25      Bank of America Amendment No. 6 dated March 30, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.26      Bank of America Amendment No. 7 dated April 5, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.27      Letter dated October 27, 1993 amending the Prudential Note
                         Agreement dated March 20, 1992 (Exhibit 10.27 filed with the
                         1994 Form 10-K)(2)
              10.28      Bank of America Amendment No. 8 dated May 9, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.28 filed with the 1994 Form 10-K)(2)
              10.29      Bank of America Amendment No. 9 to Business Loan Agreement
                         dated August 20, 1993 (Exhibit 10.29 filed with the 1994
                         Form 10-K)(2)
              10.30      Bank of America Amendment No. 10 dated August 8, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.30 filed with the 1994 Form 10-K)(2)
              10.31      Bank of America Amendment No. 11 dated August 22, 1994 to
                         Business Loan Agreement dated August 20, 1993 (Exhibit 10.31 filed with the 1994 Form 10-K)(2)
              10.32      Letter dated June 15, 1995 amending the Prudential Note
                         Agreement dated March 20, 1992 (Exhibit 10.32 filed with the
                         1995 Form 10-K)(2)
              10.33      Letter dated July 21, 1995 amending the Prudential Note
                         Agreement dated March 20, 1992 (Exhibit 10.33 filed with the
                         1995 Form 10-K)(2)
              10.34      Bank of America Business Loan Agreement dated December 7,
                         1995
              10.35      Letter dated December 13, 1995 amending the Prudential Note
                         Agreement dated March 20, 1992

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





                                                       TAB PRODUCTS CO.
                                          -------------------------------------
                                                       (Registrant)

Date:  January 12, 1996                   /s/ John M. Palmer
                                          -------------------------------------
                                          John M. Palmer, Vice President,
                                          Finance and Chief Financial Officer


Date:  January 12, 1996                   /s/ James L. Anderson
                                          -------------------------------------
                                          James L. Anderson, Controller