Form 10-Q
period 1996-02-29
TAB PRODUCTS CO
filed 1996-04-12
CIK 96116

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark one)

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   February 29, 1996
                                                ---------------------

                                          OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    ------

                     Commission file number:     1-7736
                                              ------------

                                   TAB PRODUCTS CO.
- --------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

         DELAWARE                                           94-1190862
- --------------------                                     -----------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                         94304
- ------------------------------------------                       ---------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number - including area code        (415) 852-2400
                                                           ---------------------

                                    NOT APPLICABLE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X      No
         ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 29, 1996 - 4,851,951

This report, including all exhibits and attachments, contains   11   pages.

                                   TAB PRODUCTS CO.

                                        INDEX




                           PART I.    FINANCIAL INFORMATION

                                                                      Page No.
ITEM 1.    Financial Statements:

         Consolidated Condensed Balance Sheets
                   February 29, 1996 and May 31, 1995                   3

         Consolidated Condensed Statements of Earnings
                   Three and Nine months ended February 29,
                   1996 and February 28, 1995
                                                                        4

         Consolidated Condensed Statements of Cash Flows
                   Nine months ended February 29, 1996 and
                   February 28, 1995                                    5

         Notes to Consolidated Condensed Financial Statements           6
                   (unaudited)

ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  7



                            PART II.    OTHER INFORMATION


ITEM 6.  Exhibits                                                       9

         Signatures                                                    11

                            PART 1:  FINANCIAL INFORMATION

ITEM 1: Financial Statements

                       TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                           (000's omitted except share data)


ASSETS                                            February 29, 1996        May 31, 1995
                                                 -------------------      --------------
                                                      Unaudited               Audited
Current Assets:
     Cash and cash equivalents                           $   7,828            $   6,753
     Short-term investments                                  2,047                1,600
     Accounts receivable, less allowances of
         $641 and $708 for doubtful accounts                25,101               24,692
     Inventories                                            14,200               14,584
     Prepaid income taxes and other expenses                 2,348                3,704
                                                           ---------            ---------
         Total current assets                               51,524               51,333

Property, plant and equipment, net of accumulated
    depreciation of $34,727 and $33,246                     20,934               21,652
Goodwill                                                     4,889                5,241
Other assets                                                 4,384                3,423
                                                          ---------            ---------
                                                         $  81,731            $  81,649
                                                          ---------            ---------
                                                          ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                   $   4,093            $   3,313
     Accounts payable                                        6,346                7,292
     Commissions payable                                     3,003                2,918
     Other accrued liabilities                               8,045                7,728
                                                          ---------            ---------
        Total current liabilites                            21,487               21,251
                                                          ---------            ---------
Long-term debt, less current portion                        17,219               18,733
                                                          ---------            ---------
Deferred taxes and other non-current
  liabilities                                                1,837                1,837
                                                          ---------            ---------

Stockholders' Equity:
     Preferred stock: $0.01 par value, authorized -
          500,000 shares, issued - none                          -                    -
     Common stock: $0.01 par value, authorized -
          25,000,000 shares, issued - February
          1996 and May 1995 - 7,284,178 shares                  73                   73
     Additional paid-in capital                             12,705               12,705
     Retained earnings                                      59,312               57,898
     Treasury stock: February 1996 and May 1995 -
          2,432,227 shares                                 (31,365)             (31,365)
     Cumulative translation adjustment                         463                  517
                                                          ---------            ---------
                                                            41,188               39,828
                                                          ---------            ---------
                                                         $  81,731            $  81,649
                                                          ---------            ---------
                                                          ---------            ---------


                                          3

                      TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                          (000's omitted except share data)



                                                        Three Months Ended
                                                          February 29/28
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Revenues                                          $    37,674     $    38,023
                                                   ------------    ------------
Costs and expenses:
     Cost of revenues                                  22,996          23,257
     Selling                                           10,123          10,526
     General and administrative                         2,713           2,608
     Research and development                             150             200
                                                   ------------    ------------
          Total costs and expenses                     35,982          36,591
                                                   ------------    ------------

          Operating income                              1,692           1,432

Interest, net                                            (411)           (468)
                                                   ------------    ------------
          Earnings before income taxes                  1,281             964

Provision for income taxes                                558             420

                                                   ------------    ------------
          Net earnings                            $       723     $       544
                                                   ------------    ------------
                                                   ------------    ------------

          Earnings per share                      $      0.15     $      0.11
                                                   ------------    ------------
                                                   ------------    ------------

Average common and equivalent shares outstanding    4,858,400       4,851,951

                                                        Nine Months Ended
                                                          February 29/28
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Revenues                                          $   113,950     $   112,988
                                                   ------------    ------------

Costs and expenses:
     Cost of revenues                                  69,311          68,907
     Selling                                           30,892          30,959
     General and administrative                         8,387           7,951
     Research and development                             350             631
                                                   ------------    ------------
          Total costs and expenses                    108,940         108,448
                                                   ------------    ------------

          Operating income                              5,010           4,540

Interest, net                                          (1,218)         (1,442)
                                                   ------------    ------------
          Earnings before income taxes                  3,792           3,098

Provision for income taxes                              1,650           1,348
                                                   ------------    ------------
          Net earnings                            $     2,142     $     1,750
                                                   ------------    ------------
                                                   ------------    ------------

          Earnings per share                      $      0.44     $      0.36
                                                   ------------    ------------
                                                   ------------    ------------

Average common and equivalent shares outstanding    4,852,509       4,843,486



                      TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (000's omitted)



                                                         Nine Months Ended
                                                          February 29/28
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Operating Activities:
     Net earnings                                 $     2,142     $     1,750
     Depreciation and amortization                      2,676           2,598
     Other                                                (42)             70
     Changes in operating assets and liabilities:
           Accounts receivable                           (342)          4,058
           Inventories                                    384          (1,629)
           Prepaid income taxes and other expenses      1,356             340
           Other assets                                  (609)            438
           Accounts payable                              (946)         (3,404)
           Commissions payable                             85             (20)
           Other accrued liabilities                      317              73
                                                   ------------    ------------
              Net cash provided by Operating
               Activities                               5,021           4,274
                                                   ------------    ------------
Investing Activities:
     Purchase of property, plant and equipment, net    (1,983)           (964)
     Purchases of short-term investments               (2,437)              -
     Sales of short-term investments                    1,990               -
                                                   ------------    ------------
             Net cash used by Investing Activities     (2,430)           (964)
                                                   ------------    ------------
Financing Activities:
     Repayment of long-term debt                         (734)         (1,151)
     Proceeds from issuance of common stock                 -             200
     Dividends                                           (728)           (727)
                                                   ------------    ------------
             Net cash used by Financing Activities     (1,462)         (1,678)
                                                   ------------    ------------
Effect of exchange rate changes on cash                   (54)            429
                                                   ------------    ------------
Increase in cash and cash equivalents                   1,075           2,061

Cash and cash equivalents at beginning of period        6,753           2,371
                                                   ------------    ------------
Cash and cash equivalents at end of period        $     7,828     $     4,432
                                                   ------------    ------------
                                                   ------------    ------------



                      TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

    The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1995.

1.  Inventories consisted of the following (000's omitted):


                                         February 29, 1996      May 31, 1995
                                         -----------------    -----------------
            Finished goods                   $      8,843        $      8,914
            Work in process                           663                 653
            Raw materials                           4,694               5,017
                                         -----------------    -----------------
                                             $     14,200        $     14,584
                                         -----------------    -----------------
                                         -----------------    -----------------


2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the nine month periods ended February 29, 1996 and February 28, 1995 were as follows:


               Record Date     Shares Outstanding          Per Share Dividend
                -----------     ------------------          ------------------
         February 23, 1996             4,851,951            $           0.05
         November 22, 1995             4,851,951            $           0.05
           August 25, 1995             4,851,951            $           0.05

         February 25, 1995             4,851,951            $           0.05
         November 25, 1994             4,851,951            $           0.05
           August 25, 1994             4,838,188            $           0.05


4. During the nine months ended February 29, 1996 the company canceled stock options to purchase 798,500 shares of the company's common stock at prices ranging from $6.125 to $13.50 and exchanged them for options to purchase 598,500 shares of the company's common stock at the then current market value of $6.00 per share with new vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At February 29, 1996, the company had cash and short-term investments of $9.9 million, an increase of $1.5 million from the $8.4 million in cash and short-term investments at May 31, 1995. The company's working capital position at February 29, 1996, was $30.0 million as compared with $30.1 million at May 31, 1995. Accounts receivable at February 29, 1996, was $25.1 million an increase of $.4 million from the accounts receivable of $24.7 million at May 31, 1995. The increased accounts receivable is attributable to higher revenues in the months preceding the February 29, 1996 quarter end as compared to May 31, 1995. The company's days sales outstanding was lower at February 29, 1996 as compared to May 31, 1995. Inventories at February 29, 1996 were $14.2 million or $.4 million lower than the $14.6 million reported at May 31, 1995. The lower inventory is a result of focused efforts to reduce the company's overall investment in inventory. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $2.0 million during the nine months ended February 29, 1996. Capital expenditures to support operations for fiscal 1996 are expected to be in the range of $2.5 to $3.0 million.

For the nine month period ended February 29, 1996, the company paid cash dividends of $728,000 as compared to $727,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank that expires on October 31, 1996. There were no borrowings outstanding under the line of credit at February 29, 1996.


RESULTS OF OPERATIONS

REVENUES for the third quarter of fiscal 1996 were $37.7 million, down $.3 million from revenues of $38.0 million for the third quarter of fiscal
1995. Revenues for the nine months ended February 29, 1996, were $114.0 million, up $1.0 million from revenues of $113.0 million in the first nine months of the prior fiscal year. The increased revenues for the nine months ended February 29, 1996 were attributable to price increases and higher unit volume.

COST OF REVENUES, as a percentage of revenues, was 61.0% for the third quarter of fiscal 1996, down from the 61.2% reported for the third quarter of fiscal 1995. For the nine months ended February 29, 1996, cost of revenues was 60.8% as compared to 61.0% in the first nine months of the prior fiscal year. The lower cost of revenues, as a percentage of revenues, is attributable to lower product costs and increased selling prices.

SELLING EXPENSES were $10.1 million or 26.9% of total revenues for the third quarter of fiscal 1996 as compared to $10.5 million or 27.7% of total revenues for the third quarter of fiscal 1995. For the nine months ended February 29, 1996, selling expenses were $30.9 million as compared to $31.0 million in the prior fiscal year. Total selling expenses for the third quarter of fiscal 1996 decreased $.4 million over the comparable period for fiscal 1995 due to $.3 million of lower commission expense and $.1 million in lower marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES, in the third quarter of fiscal 1996 were $2.7 million, $.1 million higher than the $2.6 million reported in the third quarter of fiscal 1995. For the nine months ended February 29, 1996, general and administrative expenses were $8.4 million, $.4 million higher than the $8.0 million reported the prior fiscal year. The increased general and administrative expenses for the first nine months of fiscal 1996 are primarily due to increased employee related costs.

OPERATING INCOME for the quarter ended February 29, 1996, was $1.7 million, an increase of $.3 million or 18.2% from the $1.4 million reported in the third quarter of last year. For the nine months ended February 29, 1996, operating income was $5.0 million, $.5 million or 10.4% higher than the $4.5 million reported for the prior fiscal year.

INTEREST EXPENSE, net, was $411,000 in the third quarter of fiscal 1996 as compared to $468,000 in the third quarter of fiscal 1995. For the nine months ended February 29, 1996, interest expense, net, was $1,218,000 as compared to $1,442,000 in the prior fiscal year. The decreases in interest expense, net, were primarily due to lower levels of debt during fiscal 1996 compared to the same periods of fiscal 1995 as a result of debt repayments.

EARNINGS PER SHARE for the three months ended February 29, 1996, were $.15 per share, an increase of 36% over the $.11 per share earned in the third quarter of the prior fiscal year. For the nine months ended February 29, 1996, earnings per share were $.44 per share, an increase of 22% over the $.36 per share in the prior fiscal year.



                             PART II:   OTHER INFORMATION


ITEMS 1 - 5.  Not applicable.

ITEM 6.  Exhibits
         (a)  10.1   Registrants 1981 Incentive Stock Option Plan (Exhibit
                     (10) of the 1983 10-K)(1),(2)
              10.2   Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                     of the 1987 10-K)1, (2)
              10.3   1991 Stock Option Plan (Exhibit 10.1 of the 1991 10-
                     K)(1),(2)
              10.4   Employment Agreement between John W. Peth and the
                     Registrant dated March 21, 1991 (Exhibit 10.2 of the 1991
                     10-K)(1),(2)
              10.5   Agreement between John W. Peth and the Registrant dated
                     August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1),(2)
              10.6   Agreement between Michael A. Dering and the Registrant
                     dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1),(2)
              10.7   Amendment to Agreement between Michael A. Dering and
                     the Registrant dated August 28, 1991 (Exhibit 10.5 of the
                     1991 10-K)(1),(2)
              10.8   Common Stock Purchase Agreement (Exhibit 10.2 of the
                     1992 10-K)(2)
              10.9   Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                     the 1992 10-K)(2)
              10.10  Bank of America Business Loan Agreement dated
                     October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
              10.11  Note Agreement of Tab Products Co. dated as of March 20,
                     1992 in the aggregate principal amount of $15,000,000
                     (Exhibit 10.5 of the 1992 10-K)(2)
              10.12  Bank of America Revision Agreement dated March 20, 1992
                     (Exhibit 10.6 of the 1992 10-K)(2)
              10.13  Agreement for Purchase and Sale of Assets (Exhibit 10.7
                     of the 1992 10-K)(2)
              10.14  Amendment dated September 15, 1992 to Business Loan
                     Agreement dated October 24, 1991 (Exhibit 10.14 filed with
                     Form 10-Q for the quarter ended November 30, 1993)(2)
              10.15  Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.15 filed with Form 10-Q for the quarter ended November
                     30, 1993)(2)
              10.16  Amendment dated July 27, 1993 to Note Agreement of
                     Tab Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with Form 10-Q for the quarter ended August 31,
                     1993)(2)
              10.17  Bank of America Business Loan Agreement dated August 20,
                     1993 (Exhibit 10.17 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
              10.18  Bank of America Amendment No. 1 dated October 6, 1993 to
                     Business Loan Agreement (Exhibit 10.18 filed with Form 10-
                     Q for the quarter ended August 31, 1993)(2)
              10.19  Bank of America Amendment No. 2 dated October 13, 1993 to
                     Business Loan Agreement (Exhibit 10.19 filed with Form 10-
                     Q for the quarter ended August 31, 1993)(2)
              10.20  Note Agreement of Tab Products Co. dated October 7,
                     1993 (Exhibit 10.20 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
              10.21  Letter dated October 7, 1993 amending the Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)

              10.22 Bank of America Amendment No. 3 dated December 3, 1993 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.23 Bank of America Amendment No. 4 dated February 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.24 Bank of America Amendment No. 5 dated February 28, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.25 Bank of America Amendment No. 6 dated March 30, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.26 Bank of America Amendment No. 7 dated April 5, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
              10.27 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
              10.28 Bank of America Amendment No. 8 dated May 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.28 filed with the 1994 Form 10-K)(2)
              10.29 Bank of America Amendment No. 9 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
              10.30 Bank of America Amendment No. 10 dated August 8, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.30 filed with the 1994 Form 10-K)(2)
              10.31 Bank of America Amendment No. 11 dated August 22, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                     10.31 filed with the 1994 Form 10-K)(2)
              10.32 Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
              10.33 Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
              10.34 Bank of America Business Loan Agreement dated December 7, 1995 (Exhibit 10.34 filed with Form 10-Q for the quarter ended November 30, 1995) (2)
              10.35  Letter dated December 13, 1995 amending the Prudential
                     Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995) (2)
              (1)    Compensatory Plan or Arrangement.
              (2) Incorporated by reference from the noted previously filed document.
         (b)  None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TAB PRODUCTS CO.
                                   ---------------------------------------------
                                               (Registrant)


Date:    April 11, 1996           /s/ John M. Palmer
                                   ---------------------------------------------
                                  John M. Palmer, Vice President,
                                  Finance and Chief Financial Officer


Date:    April 11, 1996           /s/ James L. Anderson
                                   ---------------------------------------------
                                  James L. Anderson, Controller