Form 10-K
period 1996-05-31
TAB PRODUCTS CO
filed 1996-08-29
CIK 96116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
           (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



          For the fiscal year ended  May 31, 1996
                                     ------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from           to
                                          ---------    ---------

                        Commission file number   1-7736
                                               ----------
                                TAB PRODUCTS CO.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                         94-1190862
- ---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

1400 Page Mill Rd., Palo Alto, California                               94304
- ------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number - including area code               (415) 852-2400
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value                     American Stock Exchange
- ----------------------------            ----------------------------------------
    (Title of Each Class)                (Name of Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act:      NONE
                                                                ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes[ X ] No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1996 was approximately $18,996,435. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 1996 was 4,851,951.

This report, including all exhibits and attachments, contains 57 pages. The index to exhibits is located on pages 13-14.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Registrant's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on October 17, 1996, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

The Registrant is engaged in a single industry segment that manufactures and markets office filing and furniture systems. The Registrant was incorporated in February, 1954 and subsequently reorganized as a corporation under Delaware law in September, 1986.

                       PRINCIPAL PRODUCTS AND COMPETITION

The Registrant markets numerous products used in offices and computer facilities. The primary business approach to the market is to provide office efficiency solutions by integrating all products and services into a systems solution to solve the particular needs of each customer. A general description of the Registrant's major product lines and services, utilized in developing the customer's solution, and the related competitive environment is given below.

The Registrant markets a wide range of filing systems, related filing supplies and services. The Registrant's filing systems range from individual filing cabinets and units to large mobile filing systems. These products are often sold as complete filing systems incorporating color-coded filing systems, custom filing solutions and records management services. These products and services offer efficient access to information and a cost effective systems approach for high density filing applications. As part of the systems solution, the company also markets TABQUIK, an on-demand color-coded filing system which uses proprietary software to produce color-coded labels which are applied to folders using Tab's proprietary automatic applicator. This product is a PC based label making system which allows customers to generate color-coded labels on demand. In addition, Tab markets Twinfile, a double-sided filing cabinet that rotates on a base. Twinfile provides companies with high density filing capacity at an employee's workstation. It has been designed to be fully integrated with either panel systems or modular furniture. Tab's services business combines records management consulting with conversion and installation services, all designed to assist our customers in their information management needs. Primary competitive factors in this market are product quality, service and price. The Registrant believes that its products quality, high level of service and systems approach to its products and services give it a strong competitive position.

The Registrant markets a line of systems furniture. These products include wood-trim and designer-trim office panel systems and clustered workcenters with related hanging components and work surfaces, modular workstations and tables. These products are directed at the established market for the open office environment. Primary areas of competition in this market are product design, quality and price.

The Registrant markets a line of computer-related products. These products include magnetic media storage units and cabinets, tape storage systems and computer printout storage systems. The Registrant also markets a wide range of ergonomic computer furniture which includes data tables and computer workstations. Primary factors of competition in this market are price and product quality.

The Registrant markets a complete line of forms processing equipment. These machines include bursters, decollators and imprinters which are used for the efficient distribution and processing of computer generated forms.

The Registrant markets a full range of high speed mailing systems, including Infoseal(1), a high speed mailing system developed in conjunction with Transkrit Corp., which uses a proprietary technique for folding and sealing computer generated mailing pieces. The Registrant believes that it is one of the four primary competitors in this market. Primary competitive factors are product quality and customer service.

The Registrant maintains a national field service organization which provides third party maintenance for optical equipment manufactured by other companies, and services its installed base of computer-related equipment and forms equipment.

The business of the Registrant is not seasonal.

(1) InfoSeal and Transkrit are registered trademarks of Transkrit
Corporation.

                                    MARKETING

The Registrant's products are marketed in the United States, Canada, Western Europe and Australia through its sales branches and independent sales offices (including a direct sales force of approximately 650 salespeople), and distributors. In other geographic areas, products are sold exclusively through independent distributors. The company has three foreign subsidiaries which market their products and services in Canada, Australia and Western Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $30,132,000, $29,383,000 and $21,707,000 for the years ended May 31, 1996, 1995 and 1994, respectively. Foreign operating income was $1,045,000, $940,000 and $236,000 for the years ended May 31, 1996, 1995 and 1994, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $8,835,000 and $2,620,000, respectively, at May 31, 1996 compared with $9,039,000 and $2,647,000 at May 31, 1995. Transactions and exchange gains (losses) included in earnings, amounted to approximately $(225,000), $191,000 and $(32,000) in fiscal 1996, 1995 and 1994, respectively.

                                    CUSTOMERS

The Registrant sells its products to many diverse customers including government agencies, industrial companies, insurance companies and financial services companies. The Registrant's largest customer is the U.S. Government (including its agencies and GSA subcontractors). Sales to the U.S. Government, as a percent of total revenues, were 10%, 9% and 9% for fiscal years 1996, 1995 and 1994, respectively. No other single customer accounted for 10% of consolidated revenues.

                                     BACKLOG

The backlog of orders at May 31, 1996 and 1995 is not a significant factor in understanding the business of the Registrant. The nature of the Registrant's business is such that the value of backlog represents only a small portion of the on-going revenues of the business. No one order would normally account for a significant value of backlog.

                          AVAILABILITY OF RAW MATERIALS

There was no significant change during fiscal 1996 in the source and availability of raw materials for the Registrant's products. Raw materials are considered to be widely available. It is not anticipated that the availability of raw materials will be a significant factor in the Registrant's business.

                             INTELLECTUAL PROPERTY

The Registrant holds several patents and trademarks in the United States, Canada, Western Europe and Australia. The Registrant does not consider any of its patents to be material to its business. The Registrant relies on a combination of patents, contractual rights, trademarks, trade secrets and copyrights to establish or protect its proprietary rights.

                            RESEARCH AND DEVELOPMENT

The Registrant's research and development activities are primarily related to the development of new products and the improvement of existing products. Expenditures for research and development were $.5 million in fiscal year 1996 and $.8 million in fiscal years 1995 and 1994, respectively.

                            ENVIRONMENTAL COMPLIANCE

Compliance with federal, state and local regulations with respect to the environment has not had, and is not expected to have, any material effect on the capital expenditures, earnings or competitive position of the Registrant.

                                    EMPLOYEES

At May 31, 1996, the Registrant employed approximately 988 full-time employees. None of the company's employees are represented by a collective bargaining unit.


                               EXECUTIVE OFFICERS

At August 1, 1996 the following individuals were executive officers of the
Registrant:

Name                     Age            Title


JOHN W. PETH             47        Director; Acting President and Chief
                                   Executive Officer; Executive Vice President,
                                   Chief Operating Officer and President - Tab
                                   U.S.

     Acting President and Chief Executive Officer since July 15, 1996; Director, Executive Vice President and Chief Operating Officer since April 1991; President, Tab U.S. since July 1994; Chief Financial Officer from July 1991 to July 1994 and Office Managing Partner, San Jose Region, Deloitte & Touche from December 1989 to March 1991.

JAMES A. AYRE            63        Vice President, Canadian and Australian
                                   Operations, and President, Tab Products of
                                   Canada, Limited

     Named to current position in January 1994; President, Tab Products of Canada, Limited since October 1993 and President, Wright Line of Canada Ltd. from November 1989 to October 1993.

WENDI A. DOWNING         38(1)     Vice President, Human Resources

     Named to current position in June 1995; Director, Human Resources, The Upper Deck Co. from August 1993 to March 1995; Vice President, Corporate Outplacement, Career Focus from August 1991 to July 1993; Senior Manager, Human Resources, Western Digital Corp. from December 1986 to April 1991.

DAVID H. HASKIN          45        Vice President, Marketing

     Named to current position in August 1993, from his prior position of Director of Market Development since March 1992; Prestige Regional Sales Manager since January 1990.

JOHN M. PALMER           37        Vice President, Finance and Chief Financial
                                   Officer

     Named to current position in July 1994; Vice President, Finance, Tab Products of Canada, Limited from October 1993 to July 1994; Vice President, Finance, Wright Line of Canada Ltd. from September 1992 to October 1993; Controller, Wright Line of Canada Ltd. from January 1986 to September 1992.

THOMAS J. RAUSCHER       41(2)     Vice President, Manufacturing and
                                   Distribution

     Named to current position in January 1996; Vice President, Operations, Fisher Hamilton from October 1980 to January 1996.

PATRICIA J. ROBITAILLE   45        Vice President, Information and Business
                                   Systems

     Named to current position in March 1994; Senior Project Manager, B.S.S.I. from November 1993 to February 1994; President, PJR Systems from March 1992 to October 1993; Director, Information Services, Hadson Power Systems from June 1990 to February 1992.

ROBERT J. SEXTON         62        Treasurer and Secretary

     Secretary since March 1991 and Treasurer since July 1982.

JAMES L. ANDERSON        41        Chief Accounting Officer and Controller

     Chief Accounting Officer and Controller since October 1993; Assistant Controller from January 1988 to October 1993.

NANCY R. GREEN           46        Assistant Treasurer and Assistant Secretary

     Named to current position in July 1991; Director of Treasury from October 1990 to July 1991; Cash Manager from February 1984 to October 1990.


The executive officers of the Registrant are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on October 17, 1996.


(1) Effective June 1995 appointed an executive officer.
(2) Effective January 1996 appointed an executive officer.

                                    INFLATION

The Registrant does not believe that inflation has had, or will have, a significant impact on its operations.


ITEM 2.   PROPERTIES

The Registrant's Corporate Headquarters is located at 1400 Page Mill Road, Palo Alto, California. The facility comprises three buildings which total 105,000 square feet. Approximately 36,000 square feet of one of these buildings was leased to a tenant commencing January 1994 for a ten year period. The buildings are owned by the Registrant but are subject to land leases from Stanford University. The land leases expire in 2011 and 2012, at which time both the land and improvements will revert to Stanford University.

The Registrant owns a 356,000 square foot building located on 14 acres of land in Mayville, Wisconsin. The Mayville facility serves as a central warehousing, manufacturing and distribution center. Approximately 200,000 square feet of the facility is utilized as warehouse space. Approximately 50,000 square feet of the facility is utilized for the production of paper products (primarily file folders). Approximately 60,000 square feet is utilized for the production of panel systems furniture. The Registrant also owns 16 acres of undeveloped land near the current facility.

The Registrant owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC mobile filing storage units, plastic injection molded parts and other light manufacturing and assembly operations. The Registrant owns a 45,000 square foot building in Horicon, Wisconsin. Both the Lomira and the Horicon facilities are located near the Mayville facility.

The Registrant owns two manufacturing buildings located on 16 acres of land in Turlock, California. One building is a 67,000 square foot paper products plant which is used for the manufacture of file folders and the attachment of color-coded labeling systems. The other building consists of 104,000 square feet and is used for the manufacture of the Registrant's Forms Equipment product line and as the headquarters for the Registrant's national field service operations.

The Registrant leases office space for its sales and service branches in numerous cities throughout the United States, Canada, Western Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 70,500 square feet of office space in two buildings in Toronto, Canada which expire in October 2000 and May 1997. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands which expires in August 2001. Tab Products Pty Ltd leases a 22,000 square foot building in St. Leonards, Australia which expires in June 2000. These buildings serve as general office, sales and warehouse facilities.

The Registrant leased a 118,000 square foot building in San Jose, California, which was being subleased. The lease and sublease expired in November 1995.

In management's opinion, all buildings, machinery and equipment are in good condition and are maintained and repaired on a basis consistent with sound operations. The properties and equipment are deemed adequate and suitable for their purposes.

ITEM 3.   LEGAL PROCEEDINGS

The Registrant is not involved in any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1996.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

TAB Per Share Common Stock Dividends
and Price Ranges
                  Dividends            Price Range Per Share
                  ---------            ---------------------
Fiscal         1996      1995           1996                1995
Quarter        ----      ----           ----                ----
Ended                              High      Low       High      Low
- -----                              ----      ---       ----      ---
August 31      $.05      $.05      $ 6 7/16  $5 1/4    $10       $8 1/2
November 30     .05       .05        6 3/4    5 3/8      8 7/8    8 1/4
February 29/28  .05       .05        7        6 1/4      8 3/4    6 1/8
May 31          .05       .05        7 11/16  5 7/8      7 1/8    5 3/4

The company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. At May 31, 1996, the company had approximately 1,000 holders of record and approximately 4,000 beneficial owners of Tab Products Co. stock.

The company's loan covenants contain certain restrictions on the payment of dividends-see Note 4 of Notes to Consolidated Financial Statements on page 26 of this Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

Tab Products Co.
Consolidated Selected Financial Data, Five Years Ended May 31

                                 (In thousands of dollars, except share and ratio data)
                                 ------------------------------------------------------
                                  1996       1995       1994        1993        1992
                                  ----       ----       ----        ----        ----
Revenues                        $152,698   $149,951   $140,122    $126,966    $128,364
Earnings before
  income taxes                     4,887      2,157      3,796       3,333       2,655
Earnings before
  cumulative effect of
  accounting changes               2,761      1,219      2,176       1,868       1,465
Net earnings                       2,761      1,219      2,176       1,057       1,465

Current assets                    48,715     51,333     53,577      47,593      49,679
Working capital                   27,424     30,082     30,879      30,562      32,813
Net cash provided by
  operating activities            11,344      8,109      4,257       7,411       6,112
Purchases of property
  plant and equipment,
  net                              2,825      1,946      2,678       3,991       3,757
Depreciation and
  amortization                     3,601      3,783      3,284       3,338       3,127
Long-term debt, non-current       14,141     18,733     23,041      16,620      18,235
Stockholders' equity              41,462     39,828     38,652      37,617      37,289
Total assets                      79,127     81,649     86,161      73,043      73,428

Earnings per share before
  cumulative effect of
  accounting changes                 .57        .25        .45         .39         .26
Net earnings per share               .57        .25        .45         .22         .26
Book value per share                8.55       8.21       8.01        7.86        7.94
Dividends per share                  .20        .20        .20         .40         .40

Current ratio                        2.3       2.4         2.4         2.8         2.9
Return on average equity              7%         3%         6%          3%          3%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At May 31, 1996 the company had cash and short-term investments of $11.7 million, an increase of $3.3 million from the $8.4 millon at May 31, 1995. Working capital at May 31, 1996 was $27.4 million, a decrease of $2.7 million from the working capital of $30.1 million reported a year earlier. The current ratio of 2.3 at May 31, 1996 decreased slightly from the current ratio of 2.4 at May 31, 1995. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

During fiscal 1996 net cash provided from operating activities was $11.3 million, an increase of $3.2 million compared to the $8.1 million generated in fiscal 1995. The higher level of cash was provided from several sources. Accounts receivable at May 31, 1996 was $23.9 million, a decrease of $.8 million from the accounts receivable of $24.7 million at May 31, 1995, due to lower days sales outstanding at May 31, 1996 as compared to May 31, 1995. Inventories at May 31, 1996 were $11.3 million, a decrease of $3.3 million from the inventories of $14.6 million at May 31, 1995. The decrease in inventories is a result of focused efforts to reduce the company's overall investment in inventory. Prepaid income taxes and other expenses at May 31, 1996 were $1.9 million, a decrease of $1.8 million from the $3.7 million reported May 31, 1995, primarily as a result of lower prepaid income taxes.

Accounts payable at May 31, 1996 was $5.8 million, a decrease of $1.5 million from the accounts payable of $7.3 million at May 31, 1995. Accounts payable was lower at May 31, 1996 as a result of the inventory reduction and its impact on supplier purchases.

During fiscal 1996, the company invested approximately $2.8 million in property, plant and equipment which primarily represented investments in tooling and production equipment, and management information systems. At May 31, 1996 the company had no material commitments outstanding for capital expenditures. Capital expenditures for fiscal 1997, which will consist of investments in property, plant and equipment, are expected to be in the range of $3.0 million to $3.5 million.

At May 31, 1996, the company had $14.1 million of long-term debt outstanding which bears interest at rates ranging from 6.9% to 9.0%.

In fiscal 1996 the company made $4,092,000 in debt repayments. The repayments included $3,312,000 in scheduled repayments of debt and a prepayment of $780,000 of debt.

The company also has available an unsecured revolving line of credit of $10 million with a bank, as of May 31, 1996, which expires October 31, 1996. Subsequent to May 31, 1996 the company extended this unsecured revolving line of credit through October 31, 1998. The credit line does not require compensating balances and there were no borrowings under the line at May 31, 1996.

RESULTS OF OPERATIONS

TOTAL REVENUES - Total revenues for fiscal 1996 of $152.7 million were $2.8 million or 2% higher than the $149.9 million in fiscal 1995. The increased revenues were attributable to price increases and higher unit volumes.

Revenues in fiscal 1995 of $149.9 million were $9.8 million or 7% higher than the $140.1 million in fiscal 1994. Approximately $7.2 million of the increase was related to the Datafile business acquired in October 1993. In addition, revenues from the company's domestic commercial business increased by $1.5 million and revenues from domestic government sales in the U.S. increased approximately $1.1 million. These revenue increases were primarily attributable to increased unit sales. During fiscal 1995 the company increased list prices in major product categories, but the timing of such increases had minimal effect on fiscal 1995 results.

International revenues were 20%, 20% and 15% of consolidated revenues in fiscal 1996, 1995 and 1994, respectively.

COST OF REVENUES - Cost of revenues, as a percentage of revenues, for fiscal 1996, 1995 and 1994 was 60.9%, 61.7% and 60.6%, respectively. The decrease in the percentage for fiscal 1996 was due primarily to increased list prices and a concentrated effort on reducing product costs. The increase in the percentage for fiscal 1995 was due primarily to increased product costs in the U.S. operations. The company increased list prices during the latter part of fiscal 1995 but due to the timing of such increases they had little effect on operations in fiscal 1995.

OPERATING EXPENSES - Operating expenses, as a percentage of revenues, for fiscal 1996, 1995 and 1994 were 34.9%, 35.6% and 35.5%, respectively. Total operating expenses for fiscal 1996 were $53.2 million, a decrease of $.2 million as compared to total operating expenses of $53.4 million in fiscal 1995. Total operating expenses decreased as a percentage of revenues primarily as a result of increased revenues.

Operating expenses increased in fiscal 1995 by $3.6 million over fiscal 1994. The increase in operating expenses was attributable to $2.8 million in incremental operating expenses from the Datafile operation acquired in October, 1993, $.4 million additional commissions on increased revenues and $.4 million of higher marketing program expenses in our Datafile operations.

INTEREST EXPENSE - Interest expense, net for fiscal 1996 was $323,000 lower than the net interest expense for fiscal 1995 primarily because of decreased levels of long-term debt due to normal debt repayments and prepayment of debt. Net interest expense for fiscal 1995 was $202,000 higher than net interest expense for fiscal 1994 because of an increased level of long-term debt related to the Datafile acquisition in October, 1993.

INCOME TAXES - Income taxes, as a percentage of pre-tax earnings, were 43.5%, 43.5% and 42.7% for fiscal 1996, 1995 and 1994, respectively. Income taxes, as a percentage of pre-tax earnings, for fiscal 1996 remained unchanged from fiscal 1995. The higher percentage for fiscal 1995, as compared to fiscal 1994 is primarily due to the lower level of pre-tax earnings relative to the amount of non-deductible goodwill amortization.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company's financial statements included with this Form 10-K are set forth under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Executive Compensation and Other Matters" and "Certain Relationships and Related Transactions" which appear in the Registrant's Proxy Statement are incorporated herein by reference. For information with respect to the executive officers of the Registrant, see "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation which appears in the Registrant's Proxy Statement in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Registrant's Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" which appears in the Registrant's Proxy Statement is incorporated herein by reference.



                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:
                                                                     Page Number
                                                                     -----------
     1.   CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                                    18
          Consolidated Statements of Earnings for the
               three years ended May 31, 1996                             19
          Consolidated Balance Sheets at May 31, 1996
               and 1995                                                   20
          Consolidated Statements of Stockholders'
               Equity for the three years ended May 31, 1996              21
          Consolidated Statements of Cash Flows for
               the three years ended May 31, 1996                         22
          Statement of Accounting Policies                             23-24
          Notes to Consolidated Financial Statements                   25-32

     2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

          Independent Auditors' Report                                    33

          Financial Statement Schedule for the three years
               ended May 31, 1996:
               Schedule II   Valuation and Qualifying Accounts            34

3.   EXHIBITS:

       2.1   Purchase Agreement By and Among Wright Line Inc., Applied
             Power Inc. and Tab Products Co. (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
       3.1   Certificate of Incorporation (Exhibit 3.1 of 1993 Form 10-K)(2)
       3.2   Amended and Restated ByLaws (Exhibit 3.2 of 1994 Form 10-K)(2)
      10.1 Registrants 1981 Incentive Stock Option Plan (Exhibit 10 of the 1983 Form 10-K)(1),(2)
      10.2 Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the 1987 Form 10-K)(1),(2)
      10.3   1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)(1),(2)
      10.4   Employment Agreement between John W. Peth and the Registrant dated
             March 21, 1991 (Exhibit 10.2 of the 1991 Form 10-K)(1),(2)
      10.5   Agreement between John W. Peth and the Registrant dated August 28,
             1991 (Exhibit 10.3 of the 1991 Form 10-K)(1),(2)
      10.6 Agreement between Michael A. Dering and the Registrant dated May 15, 1989 (Exhibit 10.4 of the 1991 Form 10-K)(1),(2)
      10.7 Amendment to Agreement between Michael A. Dering and the Registrant dated August 28, 1991 (Exhibit 10.5 of the 1991 Form 10-K)(1),(2)
      10.8   Common Stock Purchase Agreement (Exhibit 10.2 of the 1992 Form 10-
             K)(2)
      10.9   Promissory Note dated October 28, 1991 (Exhibit 10.3
             of the 1992 Form 10-K)(2)
      10.10 Bank of America Business Loan Agreement dated October 24, 1991 (Exhibit 10.4 of the 1992 Form 10-K)(2)
      10.11 Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)(2)
      10.12  Bank of America Revision Agreement dated March 20, 1992 (Exhibit
             10.6 of the 1992 Form 10-K)(2)
      10.13 Agreement for Purchase and Sale of Assets (Exhibit 10.7 of the 1992 Form 10-K)(2)
      10.14 Amendment dated September 15, 1992 to Business Loan Agreement dated October 24, 1991 (Exhibit 10.14 filed with the 1993 Form 10-K)(2)
      10.15 Business Loan Agreement dated August 20, 1993 (Exhibit 10.15 filed with the 1993 Form 10-K)(2)
      10.16 Amendment dated July 27, 1993 to Note Agreement of Tab Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
      10.17 Bank of America Business Loan Agreement dated August 20, 1993 (Exhibit 10.17 filed with Form 10-Q for the quarter ended
             August 31, 1993)(2)
      10.18 Bank of America Amendment No. 1 dated October 6, 1993 to Business Loan Agreement (Exhibit 10.18 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
      10.19  Bank of America Amendment No. 2 dated October 13, 1993 to
             Business Loan Agreement (Exhibit 10.19 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
      10.20  Note Agreement of Tab Products Co. dated October 7, 1993(Exhibit
             10.20 filed with Form 10-Q for the quarter ended August 31,
             1993)(2)

      10.21 Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
      10.22 Bank of America Amendment No. 3 dated December 3, 1993 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
      10.23 Bank of America Amendment No. 4 dated February 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
      10.24 Bank of America Amendment No. 5 dated February 28, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
      10.25 Bank of America Amendment No. 6 dated March 30, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
      10.26 Bank of America Amendment No. 7 dated April 5, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
      10.27 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
      10.28 Bank of America Amendment No. 8 dated May 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.28 filed with the 1994 Form 10-K)(2)
      10.29 Bank of America Amendment No. 9 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
      10.30 Bank of America Amendment No. 10 dated August 8, 1994 to Business Loan Agreement dated August 20, 1993(Exhibit 10.30 filed with the 1994 Form 10-K)(2)
      10.31 Bank of America Amendment No. 11 dated August 22, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.31 filed with the 1994 Form 10-K)(2)
      10.32 Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
      10.33 Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
      10.34 Bank of America Business Loan Agreement dated December 7, 1995 (Exhibit 10.34 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
      10.35 Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
      10.36  Bank of America Business Loan Agreement dated August 26, 1996(2)
      10.37 Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992(2)
      23.1   Independent Auditors' Consent
      27     Financial Data Schedule
             (1) Compensatory Plan or Arrangement
             (2) Incorporated by reference from the noted previously filed document.

B.   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended May 31, 1996.

C.   EXHIBITS:  See Item 14(A)(3) above.

D.   FINANCIAL STATEMENT SCHEDULE:  See Item 14(A)(2) above.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, and State of California, on this twenty-eighth day of August, 1996.

                              TAB PRODUCTS CO.

                              /s/ John W. Peth
                              ---------------------------
                              John W. Peth
                              Acting President and Chief
                              Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title                                                    Date
- --------------                                                    ----

/s/ Hans A. Wolf                                            August 28, 1996
- --------------------------------------------------          ---------------
Hans A. Wolf, Chairman of the Board

/s/ John W. Peth                                            August 28, 1996
- --------------------------------------------------          ---------------
John W. Peth, Director; Acting President and Chief
Executive Office

/s/ John M. Palmer                                          August 28, 1996
- --------------------------------------------------          ---------------
John M. Palmer, Vice President, Finance and Chief
Financial Officer

/s/ James L. Anderson                                       August 28, 1996
- --------------------------------------------------          ---------------
James L. Anderson, Controller and Chief
Accounting Officer

/s/ Robert R. Augsburger                                    August 28, 1996
- --------------------------------------------------          ---------------
Robert R. Augsburger, Director

/s/ William E. Ayer                                         August 28, 1996
- --------------------------------------------------          ---------------
Dr. William E. Ayer, Director

/s/ Robert S. Cecil                                         August 28, 1996
- --------------------------------------------------          ---------------
Robert S. Cecil, Director

                               TAB PRODUCTS CO.



                              FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                               FORM 10-K ITEM 14



                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

INDEPENDENT AUDITORS' REPORT


DELOITTE &
 TOUCHE LLP
- -----------
         [LOGO]


TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF TAB PRODUCTS CO.:

We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
San Jose, California

June 27, 1996

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF EARNINGS


                                                             YEAR ENDED MAY 31
                                            --------------------------------------------------
                                                      1996              1995              1994
                                            --------------------------------------------------
Revenues                                    $  152,698,000    $  149,951,000    $  140,122,000
                                            --------------------------------------------------
Costs and expenses:
Cost of revenues                                93,025,000        92,503,000        84,890,000
Selling, general and administrative             52,726,000        52,561,000        48,907,000
Research and development                           502,000           849,000           850,000
                                            --------------------------------------------------
Total costs and expenses                       146,253,000       145,913,000       134,647,000
                                            --------------------------------------------------

Operating income                                 6,445,000         4,038,000         5,475,000

Interest, net                                   (1,558,000)       (1,881,000)       (1,679,000)
                                            --------------------------------------------------
Earnings before income taxes                     4,887,000         2,157,000         3,796,000
Provision for income taxes                       2,126,000           938,000         1,620,000
                                            --------------------------------------------------
Net earnings                                  $  2,761,000      $  1,219,000      $  2,176,000
                                            --------------------------------------------------
                                            --------------------------------------------------
Earnings per common and
   equivalent shares                          $        .57      $        .25      $        .45

Average common and equivalent
   shares outstanding                            4,853,991         4,845,273         4,809,623



See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED BALANCE SHEETS


                                                                                MAY 31
                                                                -----------------------------------
ASSETS                                                                   1996                  1995
                                                                -----------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                       $   9,331,000         $   6,753,000
Short-term investments                                              2,322,000             1,600,000
Accounts receivable, less allowances for doubtful
   accounts of $620,000 and $708,000                               23,898,000            24,692,000
Inventories                                                        11,313,000            14,584,000
Prepaid income taxes and other expenses                             1,851,000             3,704,000
                                                                -----------------------------------
Total current assets                                               48,715,000            51,333,000
Property, plant and equipment, net                                 20,800,000            21,652,000
Goodwill, net                                                       4,777,000             5,241,000
Other assets                                                        4,835,000             3,423,000
                                                                -----------------------------------
                                                                $  79,127,000         $  81,649,000
                                                                -----------------------------------
                                                                -----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                               $   3,813,000         $   3,313,000
Accounts payable                                                    5,823,000             7,292,000
Commissions payable                                                 3,553,000             2,918,000
Other accrued liabilities                                           8,102,000             7,728,000
                                                                -----------------------------------
Total current liabilities                                          21,291,000            21,251,000
                                                                -----------------------------------
Long-term debt                                                     14,141,000            18,733,000
                                                                -----------------------------------
Deferred taxes and other non-current liabilities                    2,233,000             1,837,000
                                                                -----------------------------------
Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized - 500,000, shares, issued - none
Common stock, $.01 par value, authorized - 25,000,000 shares,
   issued - 1996 and 1995 - 7,284,178 shares                           73,000                73,000
Additional paid-in capital                                         12,705,000            12,705,000
Retained earnings                                                  59,689,000            57,898,000
Treasury stock, 1996 and 1995 - 2,432,227 shares                  (31,365,000)          (31,365,000)
Cumulative translation adjustment                                     360,000               517,000
                                                                -----------------------------------
Total stockholders' equity                                         41,462,000            39,828,000
                                                                -----------------------------------
                                                                $  79,127,000         $  81,649,000
                                                                -----------------------------------
                                                                -----------------------------------


See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK
                                   ----------------------
                                    NUMBER OF                  ADDITIONAL                                      CUMULATIVE
                                     SHARES                      PAID-IN          RETAINED        TREASURY     TRANSLATION
                                   OUTSTANDING     AMOUNT        CAPITAL          EARNINGS          STOCK      ADJUSTMENT
                                   ---------------------------------------------------------------------------------------
BALANCES, JUNE 1, 1993              4,785,680   $  72,000    $  12,143,000    $  56,435,000   $  (31,365,000)   $  332,000
Net earnings                                                                      2,176,000
Dividends, $.20 per share                                                          (962,000)
Translation adjustment                                                                                            (541,000)
Common stock issued to
   company's Tax
   Deferred Savings Plan               42,454       1,000          361,000
                                   ---------------------------------------------------------------------------------------
BALANCES, MAY 31, 1994              4,828,134      73,000       12,504,000       57,649,000      (31,365,000)     (209,000)
Net earnings                                                                      1,219,000
Dividends, $.20 per share                                                          (970,000)
Translation adjustment                                                                                             726,000
Common stock issued to
   company's Tax
   Deferred Savings Plan               21,317                      182,000
Stock options exercised
   and tax benefit on disqualified
   common stock dispositions            2,500                       19,000
                                   ---------------------------------------------------------------------------------------
BALANCES, MAY 31, 1995              4,851,951      73,000       12,705,000       57,898,000      (31,365,000)      517,000
Net earnings                                                                      2,761,000
Dividends, $.20 per share                                                          (970,000)
Translation adjustment                                                                                            (157,000)
                                   ---------------------------------------------------------------------------------------
BALANCES, MAY 31, 1996              4,851,951   $  73,000    $  12,705,000    $  59,689,000   $  (31,365,000)   $  360,000
                                   ---------------------------------------------------------------------------------------
                                   ---------------------------------------------------------------------------------------



See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED MAY 31
                                                    ------------------------------------------------
                                                            1996              1995              1994
                                                    ------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                        $  2,761,000      $  1,219,000      $  2,176,000
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Depreciation and amortization
   of property, plant and equipment                    3,601,000         3,783,000         3,284,000
Deferred income taxes and other liabilities              396,000            67,000            (5,000)
Common stock issued to tax deferred
   savings plan                                                            182,000           362,000
Other                                                    (12,000)          (16,000)          105,000
Changes in operating assets and liabilities,
   net of effect of acquisition:
Accounts receivable                                      882,000         6,879,000        (4,770,000)
Inventories                                            3,271,000          (765,000)       (1,000,000)
Prepaid income taxes and other expenses                1,853,000          (278,000)        1,191,000
Goodwill and other assets                               (948,000)          444,000          (275,000)
Accounts payable                                      (1,469,000)       (2,975,000)        1,965,000
Commissions payable                                      635,000          (484,000)          605,000
Other accrued liabilities                                374,000            53,000           619,000
                                                    ------------------------------------------------
Net cash provided by operating activities             11,344,000         8,109,000         4,257,000
                                                    ------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and
   equipment, net                                     (2,825,000)       (1,946,000)       (2,678,000)
Purchase of short-term investments                    (5,998,000)         (101,000)       (2,394,000)
Sales of short-term investments                        5,276,000           895,000         1,982,000
Purchase of Datafile                                                                      (7,486,000)
Investment in building for lease                                                          (2,495,000)
                                                    ------------------------------------------------
Net cash required by investing activities             (3,547,000)       (1,152,000)      (13,071,000)
                                                    ------------------------------------------------
FINANCING ACTIVITIES
Issuance of debt                                                                           9,275,000
Repayment of debt                                     (4,092,000)       (2,349,000)       (1,615,000)
Proceeds from issuance of common stock                                                        18,000
Dividends paid                                          (970,000)         (970,000)         (962,000)
                                                    ------------------------------------------------
Net cash provided (required)
   by financing activities                            (5,062,000)       (3,301,000)        6,698,000
                                                    ------------------------------------------------
Effect of exchange rate changes on cash                 (157,000)          726,000          (541,000)
                                                    ------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                                    2,578,000         4,382,000        (2,657,000)
Cash and cash equivalents at
   beginning of year                                   6,753,000         2,371,000         5,028,000
                                                    ------------------------------------------------
Cash and cash equivalents at end of year            $  9,331,000      $  6,753,000      $  2,371,000
                                                    ------------------------------------------------
                                                    ------------------------------------------------


See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
STATEMENT OF ACCOUNTING POLICIES


The company's significant accounting policies are summarized below to assist the reader in reviewing the financial statements and other data contained in this report.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly-owned. Intercompany transactions have been eliminated in consolidation.

ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such estimates include the allowance for doubtful accounts, warranty and obligations for postretirement healthcare and pension benefits. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES The assets and liabilities of the company's Canadian, Australian and European subsidiaries are translated into U. S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in net earnings.

CASH AND CASH EQUIVALENTS are highly liquid investments purchased with an original maturity of three months or less.

SHORT-TERM INVESTMENTS represent debt securities which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. While the company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

INVENTORIES are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out (LIFO) method for domestic inventories, which was approximately $1,977,000 at May 31, 1996 ($2,751,000 at May 31, 1995). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT, including significant improvements to existing facilities are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are as follows: Land improvements 10-30 years; buildings 20-50 years; machinery and equipment 3-15 years; furniture and fixtures 3-10 years; field service spare parts 3-5 years.

TAB PRODUCTS CO.
STATEMENT OF ACCOUNTING POLICIES


Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

GOODWILL represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $464,000, $432,000 and $384,000 in fiscal 1996, 1995 and 1994, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS The company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," effective June 1, 1995. The adoption of this statement had no effect on the company's financial condition or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard will be effective for the company beginning in fiscal 1997 and requires measurement of awards made beginning in fiscal year 1996. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The company intends to implement these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported net earnings.

REVENUE RECOGNITION Revenues on product sales are recognized upon product shipment. Related installation revenues are recognized when installation is complete. Equipment service revenues are recognized ratably over the contractual period or as the services are performed.

EARNINGS PER SHARE is computed using the average number of common and dilutive common equivalent shares outstanding.

STOCKHOLDERS' EQUITY Shares of the company which are repurchased are treated as Treasury stock and are accounted for under the cost method.

INCOME TAXES Deferred income taxes are provided for temporary differences between financial statement and income tax reporting, in accordance with SFAS No. 109.

FAIR VALUE OF FINANCIAL INSTRUMENTS The company believes that the carrying amount for cash and cash equivalents, short-term investments, accounts receivables, accounts payable and long-term debt approximated fair value as of May 31, 1996.

CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially subject the company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade accounts receivable. The company places its cash and cash equivalents and short-term investments with what it believes are high credit quality financial institutions. The company sells its products primarily to companies in North America and Europe. The company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SHORT-TERM INVESTMENTS

During fiscal 1995, the company adopted statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). There was no cumulative effect as a result of adopting SFAS 115. The company's investments have been classified as available-for-sale securities. The amortized costs of available-for-sale securities at May 31, 1996 and May 31, 1995 are presented in the table which follows. Available-for-sale securities are classified as current assets and mature generally within six months. For each category of investment securities the fair market value approximates amortized cost.

                                                         MAY 31
                                          ------------------------------------
                                                   1996                   1995
                                          ------------------------------------
Corporate obligations                                            $     999,000
U.S. Government obligations               $   2,322,000                601,000
                                          ------------------------------------
                                          $   2,322,000          $   1,600,000
                                          ------------------------------------
                                          ------------------------------------

2.  INVENTORIES                                           MAY 31
                                          ------------------------------------
                                                   1996                   1995
                                          ------------------------------------
Finished goods                            $   7,421,000          $   8,914,000
Work in process                                 516,000                653,000
Raw materials                                 3,376,000              5,017,000
                                          ------------------------------------
                                          $  11,313,000          $  14,584,000
                                          ------------------------------------
                                          ------------------------------------

If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $1,410,000 at May 31, 1996 and $1,465,000 at May 31, 1995. The liquidation of certain LIFO inventory had no significant impact on earnings in 1996, 1995 and 1994.

3.  PROPERTY, PLANT AND EQUIPMENT                           MAY 31
                                                ------------------------------
                                                         1996             1995
                                                ------------------------------
Land and improvements                           $     990,000    $     981,000
Buildings and improvements                         18,638,000       18,645,000
Machinery and equipment                            16,424,000       16,606,000
Furniture and fixtures                             15,475,000       15,212,000
Leasehold improvements                                259,000          864,000
Field service spare parts                           2,264,000        2,590,000
                                                ------------------------------
                                                   54,050,000       54,898,000
Less accumulated depreciation and amortization    (33,250,000)     (33,246,000)
                                                ------------------------------
                                                $  20,800,000    $  21,652,000
                                                ------------------------------
                                                ------------------------------

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  LONG-TERM DEBT AND CREDIT LINE                       MAY 31
                                          ------------------------------------
                                                   1996                   1995
                                          ------------------------------------
Unsecured term loans                      $  16,000,000          $  19,000,000
Unsecured term loans from bank                1,954,000              3,046,000
                                          ------------------------------------
Total debt                                   17,954,000             22,046,000
Less current portion                         (3,813,000)            (3,313,000)
                                          ------------------------------------
Long-term debt                            $  14,141,000          $  18,733,000
                                          ------------------------------------
                                          ------------------------------------

The company has $16,000,000 of unsecured term loans outstanding; $11,500,000 at 8.7% with principal payments through fiscal 2001 and $4,500,000 at 6.9% with principal payments through fiscal 2003. The company also has a $1,954,000 unsecured term loan outstanding from a bank with principal payments through fiscal 2003. Interest on the bank loan is at the bank's reference rate (8.25% at May 31, 1996) plus .75%. The company at its discretion, can select other interest rate methods for this bank loan. These interest rate methods include a fixed rate option, long-term rate option and an offshore rate option. The term loans contain restrictions with respect to certain payments (including dividends), additional debt, creation of liens and guarantees and maintenance of minimum quick assets, quick ratio and stockholders' equity.

The company has an unsecured revolving line of credit of $10 million with a bank, as of May 31, 1996, which expires October 31, 1996. Subsequent to May 31, 1996 the company extended this unsecured revolving line of credit through October 31, 1998. Borrowings are available at the bank's reference rate (8.25% at May 31, 1996) or at certain rate options, such as fixed rate, long-term rate and offshore rate options which may be lower. The company had no borrowings outstanding under this line as of May 31, 1996.

Required principal payments of long-term debt are payable as follows: Year ending May 31, 1997--$3,813,000; 1998--$3,313,000; 1999--$3,437,000; 2000 -
$3,437,000; 2001--$1,937,000; and thereafter $2,017,000.

Cash paid for interest which approximates interest expense was $1,850,000, $2,150,000 and $1,924,000 for fiscal 1996, 1995 and 1994, respectively.

5.  Other Accrued Liabilities                            MAY 31
                                           -----------------------------------
                                                   1996                   1995
                                           -----------------------------------
Payroll and related benefits               $  2,106,000           $  2,191,000
Deferred service contract income              2,115,000              2,159,000
Dividends                                       243,000                243,000
Amount due to independent sales reps            955,000                615,000
Other                                         2,683,000              2,520,000
                                           -----------------------------------
                                           $  8,102,000           $  7,728,000
                                           -----------------------------------
                                           -----------------------------------

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. INCOME TAXES
Earnings before income taxes and the provision for income taxes are comprised of the following for the years ended May 31:

                                              1996          1995          1994
                                      ----------------------------------------
EARNINGS BEFORE INCOME TAXES:
Domestic                              $  3,785,000  $  1,479,000  $  3,402,000
Foreign                                  1,102,000       678,000       394,000
                                      ----------------------------------------
                                      $  4,887,000  $  2,157,000  $  3,796,000
                                      ----------------------------------------
                                      ----------------------------------------

PROVISION (CREDIT) FOR INCOME TAXES:
Current:
Federal                                 $  942,000    $  (19,000)   $  947,000
State                                      229,000        37,000        84,000
Foreign                                    568,000       239,000        64,000
                                      ----------------------------------------
                                         1,739,000       257,000     1,095,000
                                      ----------------------------------------

DEFERRED:
Federal                                    354,000       544,000       365,000
State                                       31,000       145,000       167,000
Foreign                                      2,000        (8,000)       (7,000)
                                      ----------------------------------------
                                           387,000       681,000       525,000
                                      ----------------------------------------
                                      $  2,126,000    $  938,000  $  1,620,000
                                      ----------------------------------------
                                      ----------------------------------------


THE FOLLOWING IS A RECONCILIATION OF THE EFFECTIVE INCOME TAX RATES, FOR FINANCIAL STATEMENT PURPOSES:

                                               PERCENTAGE OF PRE-TAX EARNINGS
                                              --------------------------------
                                              1996          1995          1994
                                              --------------------------------
United States statutory rate                  35.0          34.0          34.0
State income taxes, net of
   federal income tax benefit                  3.5           5.6           6.6
Non-deductible goodwill                        3.6           8.1           3.7
Foreign tax credit                                          (3.3)
Other                                          1.4          (0.9)         (1.6)
                                              --------------------------------
Effective tax rate                            43.5          43.5          42.7
                                              --------------------------------
                                              --------------------------------

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the company's net deferred tax liabilities are as follows:

                                                         MAY 31
                                             ---------------------------------
                                                   1996                   1995
                                             ---------------------------------
DEFERRED TAX ASSETS
Postretirement benefit obligation            $  502,000             $  515,000
Reserves not currently deductible             1,047,000                773,000
Vacation accrual                                382,000                384,000
Allowance for doubtful accounts                 205,000                233,000
Operating loss carryforwards                    120,000                209,000
Other                                           219,000                267,000
                                             ---------------------------------
                                              2,475,000              2,381,000
                                             ---------------------------------

DEFERRED TAX LIABILTIES
Differences between book and
   tax basis of property                     (1,737,000)            (1,462,000)
Pension contribution                         (1,439,000)            (1,244,000)
Other                                          (150,000)              (139,000)
                                             ---------------------------------
                                             (3,326,000)            (2,845,000)
                                            ----------------------------------
Net deferred tax liabilities                $  (851,000)           $  (464,000)
                                            ----------------------------------
                                            ----------------------------------

                                                         MAY 31
                                            ----------------------------------
                                                   1996                   1995
                                            ----------------------------------

NET DEFERRED TAX ASSETS (LIABILITIES) WERE
COMPRISED OF THE FOLLOWING

Current assets                              $   301,000            $   330,000
Non-current liabilties                       (1,152,000)              (794,000)
                                            ----------------------------------
Net deferred tax liabilities                $  (851,000)           $  (464,000)
                                            ----------------------------------
                                            ----------------------------------

The company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries which the company intends to reinvest indefinitely.

Cash payments for income taxes were: $700,000, $780,000 and $1,000,000 in 1996, 1995 and 1994, respectively.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  EMPLOYEE BENEFIT PLANS

The company maintains a defined benefit pension plan for substantially all domestic employees. Plan benefits are based on compensation and length of service and provide for normal retirement at age 65. The company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax deductible amount allowed.

The plan's assets are invested in short-term money market instruments, fixed income securities and common stock.

Net pension cost was $782,000, $603,000 and $400,000 for fiscal years 1996, 1995 and 1994, respectively, and included the following components.


                                                         1996               1995               1994
                                                 --------------------------------------------------
Cost of benefits earned                          $    641,000       $    581,000       $    546,000
Interest cost on projected benefit obligation       1,378,000          1,256,000          1,122,000
Actual return on plan assets                       (4,579,000)        (1,042,000)            48,000
Amortization of initial unrecognized
   net obligation                                      22,000             22,000             22,000
Unrecognized prior service cost                        19,000             19,000             24,000
Deferred gain (loss)                                3,301,000           (233,000)        (1,362,000)
                                                 --------------------------------------------------
Net pension cost                                 $    782,000       $    603,000       $    400,000
                                                 --------------------------------------------------
                                                 --------------------------------------------------


THE FOLLOWING TABLE SETS FORTH THE PLAN'S FUNDED STATUS:


                                                                   MAY 31
                                                      --------------------------------
                                                               1996               1995
                                                      --------------------------------
Pension plan assets at market value                   $  20,465,000      $  14,621,000
                                                      --------------------------------
Less present value of projected benefit obligation:
Vested                                                   15,635,000         13,886,000
Non-vested                                                  850,000            718,000
Effect of projected future compensation levels            2,183,000          1,875,000
                                                      --------------------------------
Projected benefit obligation                             18,668,000         16,479,000
                                                      --------------------------------
Excess (deficiency) of plan assets over projected
   benefit obligation                                     1,797,000         (1,858,000)
Prior service cost                                          248,000            267,000
Unrecognized net obligation at date of initial
   application, amortized over 20 years                     245,000            267,000
Unrecognized net loss,                                    1,324,000          3,807,000
                                                      --------------------------------
Prepaid pension expense                                $  3,614,000       $  2,483,000
                                                      --------------------------------
                                                      --------------------------------


The weighted average discount rate and long-term rate of compensation increase used in determining the actuarial present value of the projected benefit obligations were 8.25% and 5%, respectively, at year end 1996 and 8.5% and 5%, respectively, at year end 1995. The expected long-term rate of return on plan assets for fiscal 1997 is 9.5%, the same as fiscal 1996.

The company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the company make contributions in either cash or common stock, at its option, equal to 50% of minimum contributions made by participating employees. The plan also provides for additional company contributions up to a maximum of 75% of participating employees' minimum contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $419,000, $360,000 and $362,000 for fiscal 1996, 1995 and 1994, respectively.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the company. Generally, company-provided health care benefit coverage is coordinated with Medicare upon the retiree reaching the age of 65.

Net postretirement benefit cost was $178,000, $180,000 and $148,000 for fiscal years 1996, 1995 and 1994, respectively. The company's postretirement health care plans are not funded.

ACCUMULATED POSTRETIREMENT BENEFIT OBLIGATION:


                                                                         MAY 31
                                                            --------------------------------
                                                                    1996                1995
                                                            --------------------------------
Retirees                                                    $  1,259,000        $  1,321,000
Fully eligible active plan participants                          142,000             112,000
Other active plan participants                                   218,000             244,000
                                                            --------------------------------
Total accumulated postretirement benefit obligation            1,619,000           1,677,000

Unrecognized prior service costs                                  87,000              97,000
Unrecognized net loss                                           (439,000)           (499,000)
                                                            --------------------------------
Accrued postretirement benefit cost                         $  1,267,000        $  1,275,000
                                                            --------------------------------
                                                            --------------------------------


NET POSTRETIREMENT BENEFIT COSTS CONSISTED OF THE FOLLOWING COMPONENTS:


                                                            1996           1995           1994
                                                      ----------------------------------------
Service cost                                          $   33,000     $   29,000     $   25,000
                                                      ----------------------------------------
Interest cost on accumulated postretirement
   benefit obligation                                    132,000        139,000        123,000
Net amortization and deferrals                            13,000         12,000
                                                      ----------------------------------------
Net postretirement benefit costs                      $  178,000     $  180,000     $  148,000
                                                      ----------------------------------------
                                                      ----------------------------------------


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 1995 was 11.0% decreasing linearly each successive year until it reaches 5% in 2002, after which it will remain constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of year end 1996 and net postretirement health care cost for fiscal year 1996 by approximately 2%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.25% for fiscal 1996 and 8.5% for fiscal 1995.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.  STOCK OPTION PLAN

Options under the company's Stock Option Plan may be granted to officers and key employees at prices not lower than the fair market value on the date of grant for incentive stock options and not lower than 85% of the fair market value for nonqualified options. Options generally become exercisable in four equal annual installments commencing one year from the date of grant. Options expire, if not exercised, within ten years from the date of grant.

In June, 1995 the company canceled stock options to purchase 776,500 shares of the company's common stock at prices ranging from $6.38 to $13.50 and exchanged them for options to purchase 576,500 shares of the Company's common stock at the then current market value of $6.00 per share with new vesting periods. The vesting for exchanged options is 50% on the first anniversary of the grant, and 25% on each of the second and third anniversaries.

THE FOLLOWING TABLE SUMMARIZES THE CHANGES IN OPTIONS FOR THE THREE YEARS ENDED MAY 31:


                                1996                          1995                          1994
                      --------------------------------------------------------------------------------------
                        SHARES        PRICE           SHARES        PRICE           SHARES        PRICE
                      --------------------------------------------------------------------------------------
Outstanding,
  beginning of year    858,500   $  6.38-$ 13.50     868,875   $  7.38-$ 13.50     762,875   $ 10.00-$ 13.50
Granted                722,000      6.00-   7.62      30,000      6.38-   8.25     206,500      7.38-  11.00
Exercised                                             (2,500)     7.38
Cancelled             (894,250)     6.38-  13.50     (37,875)     7.38-  11.88    (100,500)    10.50-  13.12
                      ---------                      --------                     ---------
Outstanding,
  end of year          686,250   $  6.00-$  7.62     858,500   $  6.38-$ 13.50     868,875   $  7.38-$ 13.50
                      ---------                      --------                     ---------
                      ---------                      --------                     ---------


At May 31, 1996, 3,750 outstanding options were exercisable and options for 335,781 shares were available for future grant.

During fiscal 1996, the company adopted the Tab Products Co. 1996 Outside Directors Stock Option Plan. The Board of Directors, at their meeting on April 18, 1996, authorized 150,000 shares be reserved for grant for this proposed plan, subject to stockholder approval at the Annual Stockholders' Meeting on October 17, 1996. No options have been granted under this plan.

9.  COMMITMENTS AND CONTINGENCIES

The company and its subsidiaries are obligated under leases of certain office and warehouse facilities expiring at various dates through 2012. The future minimum rental payments under these lease agreements at May 31, 1996 are as follows.

                                                 1997            $  1,804,000
                                                 1998               1,165,000
                                                 1999                 659,000
                                                 2000                 514,000
                                                 2001                 233,000
                                                 Thereafter           315,000
                                                                 ------------
                                                                 $  4,690,000
                                                                 ------------
                                                                 ------------

Total rentals charged to expense amounted to $2,802,000 in 1996, $2,561,000 in 1995 and $2,672,000 in 1994.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  MAJOR CUSTOMER

Revenues derived from the U.S. Government were 10%, 9% and 9% of total revenues in fiscal 1996, 1995 and 1994, respectively.

11.  FOREIGN SUBSIDIARIES

The company has three foreign subsidiaries which market their products in Canada, Australia and Western Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation.

Foreign revenues were $30,132,000, $29,383,000 and $21,707,000 for the years ended May 31, 1996, 1995 and 1994, respectively. Foreign operating income was $1,045,000, $940,000 and $236,000 for the years ended May 31, 1996, 1995 and
1994, respectively.

Total identifiable assets (excluding cash) and liabilities in foreign countries were $8,835,000 and $2,620,000, respectively, at May 31, 1996 compared with $9,039,000 and $2,647,000 at May 31, 1995.

Transaction and exchange gains (losses) included in earnings, amounted to approximately $(225,000), $191,000 and $(32,000) in fiscal 1996, 1995 and 1994, respectively.

12.  SELECTED QUARTERLY DATA (UNAUDITED)


                                  IN THOUSANDS, EXCEPT PER SHARE DATA
                     -----------------------------------------------------------------------
Fiscal Quarter                         GROSS                NET              EARNINGS (LOSS)
Ended                REVENUES          PROFIT(1)        EARNINGS (LOSS)        PER SHARE
                     -----------------------------------------------------------------------
1996
AUGUST 31            $   37,414        $  14,591          $    593               $  .12
NOVEMBER 30              38,862           15,370               826                  .17
FEBRUARY 29              37,674           14,678               723                  .15
MAY 31                   38,748           15,034               619                  .13
                     -----------------------------------------------------------------------
                     $  152,698        $  59,673          $  2,761               $  .57
                     -----------------------------------------------------------------------
                     -----------------------------------------------------------------------

1995
AUGUST 31            $   36,614        $  14,328          $    485               $  .10
NOVEMBER 30              38,351           14,987               721                  .15
FEBRUARY 28              38,023           14,766               544                  .11
MAY 31                   36,963           13,367              (531)(2)             (.11)
                     -----------------------------------------------------------------------
                     $  149,951        $  57,448          $  1,219               $  .25
                     -----------------------------------------------------------------------
                     -----------------------------------------------------------------------


(1) Revenues less cost of revenues.

(2) The fiscal 1995 fourth quarter net earnings were impacted primarily by sales mix and increased product cost during the quarter. The company increased list prices on major product lines during the fourth quarter to offset the effects of the increased product costs. The timing of such price increases had little effect on fourth quarter operating results.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tab Products Co.:

We have audited the consolidated financial statements of TAB Products Co. and its subsidiaries as of May 31, 1996 and 1995, and for each of the three years in the period ended May 31, 1996, and have issued our report thereon dated June 27, 1996; such financial statements and report are included in your fiscal 1996 Annual Report to Stockholders. Our audits also included the consolidated financial statement schedule of Tab Products Co., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

San Jose, California
June 27, 1996

                                 TAB PRODUCTS CO.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions           Uncollectible
                                                 Balance at          Charged to            Accounts           Balance at
                                                 Beginning           Costs and            Charged to             End
Allowance for Doubtful Accounts Receivable       of Period           Expenses              Reserve            of Period
- ------------------------------------------     --------------      --------------      ---------------     --------------
Year ended May 31, 1996                         $    708,000        $    187,000        $    275,000        $    620,000


Year ended May 31, 1995                         $    711,000        $    221,000        $    224,000        $    708,000


Year ended May 31, 1994                         $    606,000        $    218,000        $    113,000        $    711,000
