Form 10-Q
period 1996-08-31
TAB PRODUCTS CO
filed 1996-10-15
CIK 96116

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark one)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   August 31, 1996
                                             -------------------

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from        to
                                             ------    ------

                        Commission file number:     1-7736
                                             -------------
                                   TAB PRODUCTS CO.
             ------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                   94-1190862
---------------------------------       --------------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                94304
------------------------------------------        -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number - including area code         (415) 852-2400
                                                      -------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 31, 1996 - 4,851,951

This report, including all exhibits and attachments, contains   13   pages.
                                                             ------

                                   TAB PRODUCTS CO.

                                        INDEX





                           PART I.    FINANCIAL INFORMATION

                                                                Page No.
ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
              August 31, 1996 and May 31, 1996                     3


         Consolidated Condensed Statements of Earnings
              Three months ended August 31,
              1996 and 1995                                        4

         Consolidated Condensed Statements of Cash Flows
              Three months ended August 31,
              1996 and 1995                                        5

         Supplemental Financial Data - Notes                       6

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  7



                            PART II.    OTHER INFORMATION


ITEM 6.  Exhibits                                                  9

         Signatures                                               12

                                   TAB PRODUCTS CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (000's omitted except share data)




ASSETS                                             August 31, 1996  May 31, 1996
                                                   ---------------  ------------
Current assets:
  Cash and cash equivalents                          $    8,134      $   9,331
  Short-term investments                                  3,772          2,322
  Accounts receivable, less allowances of
    $679 and $620 for doubtful accounts                  23,290         23,898
  Inventories                                            11,241         11,313
  Prepaid income taxes and other expenses                 2,231          1,851
                                                   ---------------  ------------
     Total current assets                                48,668         48,715

Property, plant and equipment, net of accumulated
  depreciation of $32,752 and $33,250                    20,471         20,800
Goodwill, net                                             4,659          4,777
Other assets                                              4,476          4,835
                                                   ---------------  ------------
                                                     $   78,274      $  79,127
                                                   ---------------  ------------
                                                   ---------------  ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                  $    3,813      $   3,813
  Accounts payable                                        5,670          5,823
  Compensation payable                                    2,587          3,553
  Other accrued liabilities                               7,980          8,102
                                                   ---------------  ------------
     Total current liabilites                            20,050         21,291
                                                   ---------------  ------------
Long-term debt                                           14,063         14,141
                                                   ---------------  ------------
Deferred taxes and other non-current liabilities          2,234          2,233
                                                   ---------------  ------------
Stockholders' equity:
  Preferred stock: $.01 par value, authorized -
    500,000 shares, issued - none                           -              -
  Common stock: $.01 par value, authorized -
    25,000,000 shares, issued - August 1996 and
    May 1996 - 7,284,178 shares                              73             73
  Additional paid-in capital                             12,705         12,705
  Retained earnings                                      60,125         59,689
  Treasury stock: August 1996 and May 1996 -
     2,432,227 shares                                   (31,365)       (31,365)
  Cumulative translation adjustment                         389            360
                                                   ---------------  ------------
    Total stockholders' equity                           41,927         41,462
                                                   ---------------  ------------
                                                     $   78,274      $  79,127
                                                   ---------------  ------------
                                                   ---------------  ------------

                                   TAB PRODUCTS CO.
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                         (000's omitted except share data)


                                                           Three Months Ended
                                                                August 31
                                                       -------------------------
                                                         1996           1995
                                                      ----------     ----------
Revenues                                              $  35,012      $  37,414
                                                      ----------     ----------

Costs and expenses:
  Cost of revenues                                       20,907         22,823
  Selling, general and administrative                    12,449         13,021
  Research and development                                  173            104
                                                      ----------     ----------
    Total costs and expenses                             33,529         35,948
                                                      ----------     ----------

    Operating income                                      1,483          1,466

Interest, net                                              (281)          (418)
                                                      ----------     ----------
    Earnings before income taxes                          1,202          1,048

Provision for income taxes                                  523            455

                                                      ----------     ----------
    Net earnings                                      $     679      $     593
                                                      ----------     ----------
                                                      ----------     ----------

    Earnings per common and equivalent shares         $    0.14      $    0.12
                                                      ----------     ----------
                                                      ----------     ----------

Average common and equivalent shares outstanding      4,861,596      4,851,951

                                   TAB PRODUCTS CO.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (000's omitted)


                                                             Three Months Ended
                                                                 August 31
                                                       -------------------------
                                                          1996           1995
                                                       -----------    ----------
Operating Activities:

  Net earnings                                        $     679     $     593

  Adjustments to reconcile net earnings to net cash provided by operating activities:

  Depreciation and amortization of property,                869           910
    plant and equipment

  Other                                                      60            26

  Changes in operating assets and liabilities:
    Accounts receivable                                     549            26
    Inventories                                              72          (620)
    Prepaid income taxes and other expenses                (380)          735
    Goodwill and other assets                               477             7
    Accounts payable                                       (153)         (320)
    Commissions payable                                    (966)         (150)
    Other accrued liabilities                              (121)          127

                                                       -----------    ----------
      Net cash provided by operating activities           1,086         1,334
                                                       -----------    ----------

Investing Activities:

  Purchase of property, plant and equipment, net           (541)         (703)
  Purchases of short-term investments                    (1,929)         (482)
  Sales of short-term investments                           479             8
                                                       -----------    ----------
      Net cash required by investing activities          (1,991)       (1,177)
                                                       -----------    ----------

Financing Activities:

  Repayment of long-term debt                               (78)          (79)
  Dividends paid                                           (243)         (243)
                                                       -----------    ----------
      Net cash required by financing activities            (321)         (322)
                                                       -----------    ----------

Effect of exchange rate changes on cash                      29            44
                                                       -----------    ----------

Decrease in cash and cash equivalents                    (1,197)         (121)

Cash and cash equivalents at beginning of period          9,331         6,753
                                                       -----------    ----------
Cash and cash equivalents at end of period            $   8,134      $  6,632
                                                       -----------    ----------
                                                       -----------    ----------

                                TAB PRODUCTS CO.
                             SUPPLEMENTAL FINANCIAL
                              DATA-NOTES (UNAUDITED)

1.  Inventories consisted of the following (000's omitted):

                              August 31, 1996        May 31, 1996
                              ---------------        ------------
           Finished goods        $  7,685              $  7,421
           Work in process            455                   516
           Raw materials            3,101                 3,376
                              ---------------        ------------
                                 $ 11,241              $ 11,313
                              ---------------        ------------
                              ---------------        ------------

2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the three month periods ended August 31, 1996 and 1995 were as follows:

                                    Shares        Dividend
            Record Date          Outstanding        Per Share
            -----------          -----------        ---------

            August 26, 1996       4,851,951            $.05

            August 25, 1995       4,851,951            $.05


4. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1996.

5. During the quarter ended August 31, 1995 the company canceled stock options to purchase 776,500 shares of the company's common stock at prices ranging from $6.125 to $13.50 and exchanged them for options to purchase 576,500 shares of the company's common stock at current market value of $6.00 per share with new vesting periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At August 31, 1996 the company had cash and short-term investments of $11.9 million, an increase of $.2 million from the $11.7 million at May 31, 1996. The company's working capital position at August 31, 1996 increased by $1.2 million to $28.6 million as compared with $27.4 million at May 31, 1996. The current ratio of 2.4 at August 31, 1996 was up from the 2.3 reported May 31, 1996. Accounts receivable at August 31, 1996 was $23.3 million as compared to $23.9 million at May 31, 1996. The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at August 31, 1996. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $.5 million during the three months ended August 31, 1996. Capital expenditures to support operations for fiscal 1997 are expected to be in the range of $3.0 to $3.5 million.

At August 31, 1996, the company had $14.1 million of long-term debt outstanding which bears interest rates ranging from 6.9% to 9.0%.

For the three month period ended August 31, 1996 the company paid cash dividends of $243,000 equal to the amount paid in the first quarter of fiscal 1996.



RESULTS OF OPERATIONS

REVENUES for the first quarter of fiscal 1997 were $35.0 million, down $2.4 million or 6.4% from revenues of $37.4 million for the first quarter of fiscal 1996. The decrease in revenues is due to lower revenues in several core product areas, which is primarily the result of a decrease in U.S. government revenues in the quarter. U.S. government revenues in the first quarter of fiscal 1996 were substantially higher than historical averages, while first quarter fiscal 1997 revenues were more in line with historical levels.

COST OF REVENUES, as a percentage of revenues, was 59.7% for the first quarter of fiscal 1997, down from the 61.0% reported for the first quarter of fiscal 1996. Cost of revenues, as a percentage of revenues, declined from the first quarter of fiscal 1996 primarily as a result of continued emphasis on programs to reduce product costs.

OPERATING EXPENSES, for the quarter ended August 31, 1996 were $12.6 million as compared to $13.1 million for the quarter ended August 31, 1995. The decrease in operating expenses is primarily the result of lower commissions expense on lower revenues compared to the first quarter of fiscal 1996. As a percentage of revenues, operating expenses were 36.1% for the quarter ended August 31, 1996 as compared to 35.1% for the quarter ended August 31, 1995.

INTEREST EXPENSE, net, was $281,000 in the first quarter of fiscal 1997 as compared to $418,000 in the first quarter of fiscal 1996. The decreases in interest expense, net for the three months ended August 31, 1996 was primarily due to a lower level of debt, as a result of debt repayments, and an increase of cash equivalents and short-term investment balances during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.

EARNINGS PER SHARE for the three months ended August 31, 1996 were $.14 per share, an increase of 17% over the $.12 per share earned in the first quarter of the prior fiscal year.

FACTORS WHICH MAY AFFECT QUARTERLY RESULTS
The company's actual results could differ materially from those anticipated as a result of risks related to the company's ability to develop and market new products and services, market acceptance of new products and services, increasing demands for technological innovation, the costs of components for the company's products, competition and economic conditions in the company's markets, product sales mix and risks relating to government contracting.



                             PART II:   OTHER INFORMATION


ITEMS 1 - 5.   Not applicable.

ITEM 6.   EXHIBITS

          (a)  10.1  Registrants 1981 Incentive Stock Option Plan (Exhibit
                     (10) of the 1983 10-K)(1),(2)
               10.2  Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                     of the 1987 10-K)(1),(2)
               10.3  1991 Stock Option Plan (Exhibit 10.1 of the 1991
                     10-K)(1),(2)
               10.4 Employment Agreement between John W. Peth and the Registrant dated March 21, 1991 (Exhibit 10.2 of the 1991 10-K)(1),(2)
               10.5 Agreement between John W. Peth and the Registrant dated August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1),(2)
               10.6 Agreement between Michael A. Dering and the Registrant dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1),(2)
               10.7 Amendment to Agreement between Michael A. Dering and the Registrant dated August 28, 1991 (Exhibit 10.5 of the 1991 10-K)(1),(2)
               10.8  Common Stock Purchase Agreement (Exhibit 10.2 of the
                     1992 10-K)(2)
               10.9 Promissory Note dated October 18, 1991 (Exhibit 10.3 of the 1992 10-K)(2)
               10.10 Bank of America Business Loan Agreement dated
                     October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
               10.11 Note Agreement of Tab Products Co. dated as of March 20,
                     1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 10-K)(2)
               10.12 Bank of America Revision Agreement dated March 20, 1992
                     (Exhibit 10.6 of the 1992 10-K)(2)
               10.13 Agreement for Purchase and Sale of Assets (Exhibit 10.7
                     of the 1992 10-K)(2)
               10.14 Amendment dated September 15, 1992 to Business Loan
                     Agreement dated October 24, 1991 (Exhibit filed with
                     Form 10-Q for the quarter ended November 30, 1993)(2)
               10.15 Business Loan Agreement dated August 20, 1993 (Exhibit filed with Form 10-Q for the quarter ended November 30,
                     1993)(2)
               10.16 Amendment dated July 27, 1993 to Note Agreement of
                     Tab Products Co. dated as of March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31,
                     1993)(2)
               10.17 Bank of America Business Loan Agreement dated
                     August 20, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
               10.18 Bank of America Amendment No. 1 dated October 6, 1993 to Business Loan Agreement (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
               10.19 Bank of America Amendment No. 2 dated October 13, 1993 to Business Loan Agreement (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)

               10.20 Note Agreement of Tab Products Co. dated October 7,
                     1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
               10.21 Letter dated October 7, 1993 amending the Note Agreement dated March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
               10.22 Bank of America Amendment No. 3 dated December 3, 1993 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
               10.23 Bank of America Amendment No. 4 dated February 9, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
               10.24 Bank of America Amendment No. 5 dated February 28, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
               10.25 Bank of America Amendment No. 6 dated March 30, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
               10.26 Bank of America Amendment No. 7 dated April 5, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
               10.27 Letter dated October 27, 1993 amending the Prudential Note
                     Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
               10.28 Bank of America Amendment No. 8 dated May 9, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.28 filed with the 1994 Form 10-K)(2)
               10.29 Bank of America Amendment No. 9 to Business Loan Agreement
                     dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
               10.30 Bank of America Amendment No. 10 dated August 8, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.30 filed with the 1994 Form 10-K)(2)
               10.31 Bank of America Amendment No. 11 dated August 22, 1994 to
                     Business Loan Agreement dated August 20, 1993
                     (Exhibit 10.31 filed with the 1994 Form 10-K)(2)
               10.32 Letter dated June 15, 1995 amending the Prudential Note
                     Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
               10.33 Letter dated July 21, 1995 amending the Prudential Note
                     Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
               10.34 Bank of America Business Loan Agreement dated December 7,
                     1995 (Exhibit 10.34 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
               10.35 Letter dated December 13, 1995 amending the Prudential Note
                     Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
               10.36 Bank of America Business Loan Agreement dated August 26,
                     1996 (Exhibit 10.36 filed with the 1996 Form 10-K)(2)

               10.37 Letter dated August 20, 1996 amending the Prudential Note
                     Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
               (1)   Compensatory Plan or Arrangement.
               (2) Incorporated by reference from the noted previously filed document.
          (b)  None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.





                                             TAB PRODUCTS CO.
                                        -----------------------------------
                                             (Registrant)


Date:     October 15, 1996              /s/ John M. Palmer
                                        -----------------------------------
                                        John M. Palmer, Vice President,
                                        Finance and Chief Financial Officer


Date:     October 15, 1996              /s/ James L. Anderson
                                        -----------------------------------
                                        James L. Anderson, Controller