Form 10-Q
period 1996-11-30
TAB PRODUCTS CO
filed 1997-01-10
CIK 96116

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark one)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996
                                              -----------------
                                       OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------     ------

                      Commission file number:     1-7736
                                                 --------

                                TAB PRODUCTS CO.
                                ----------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  94-1190862
--------------------------------------       -----------------------------------
       (State of Incorporation)               (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                      94304
------------------------------------------             ---------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number - including area code          (415) 852-2400
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 1996 - 4,862,951.

This report, including all exhibits and attachments, contains   82   pages.
                                                              ------

                                TAB PRODUCTS CO.

                                      INDEX

                        PART I.     FINANCIAL INFORMATION

                                                                       Page No.

ITEM 1.        Financial Statements:

               Consolidated Condensed Balance Sheets
                    November 30, 1996 and May 31, 1996                     3

               Consolidated Condensed Statements of Earnings
                    Three months and six months ended
                    November 30,1996 and 1995                              4


               Consolidated Condensed Statements of Cash Flows
                    Six months ended November 30,
                    1996 and 1995                                          5

               Supplemental Financial Data - Notes                         6

ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7



                         PART II.     OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote by Security Holders        8

ITEM 6.        Exhibits                                                  10

               Signatures                                                13

                          PART 1: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000's omitted except share data)


ASSETS                                         November 30, 1996  May 31, 1996
                                               -----------------  ------------
Current assets:
     Cash and cash equivalents                          $  7,114      $  9,331
     Short-term investments                                3,337         2,322
     Accounts receivable, less allowances of
         $676 and $620 for doubtful accounts              28,436        23,898
     Inventories                                          11,182        11,313
     Prepaid income taxes and other expenses               2,267         1,851
                                                       ---------       --------

        Total current assets                              52,336        48,715

Property, plant and equipment, net of accumulated
   depreciation of $33,609 and $33,250                    20,240        20,800
Goodwill, net                                              4,593         4,777
Other assets                                               4,379         4,835
                                                       ---------       --------

                                                       $  81,548     $  79,127
                                                       ---------       --------
                                                       ---------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                  $  3,813      $  3,813
     Accounts payable                                      7,660         5,823
     Compensation payable                                  3,459         3,553
     Other accrued liabilities                             7,825         8,102
                                                       ---------       --------

        Total current liabilites                          22,757        21,291
                                                       ---------       --------

Long-term debt                                            13,484        14,141
                                                       ---------       --------
Deferred taxes and other non-current liabilities           2,234         2,233
                                                       ---------       --------

Stockholders' equity:
     Preferred stock: $0.01 par value, authorized -
          500,000 shares, issued - none                        -           -
     Common stock: $0.01 par value, authorized -
          25,000,000 shares, issued - November 1996
          - 7,295,178 shares and May 1996 -7,284,178          73            73
     Additional paid-in capital                           12,771        12,705
     Retained earnings                                    61,065        59,689
     Treasury stock: November 1996 and May 1996 -
          2,432,227 shares                               (31,365)      (31,365)
     Cumulative translation adjustment                       529           360

                                                       ---------       --------
          Total stockholders' equity                      43,073        41,462
                                                       ---------       --------
                                                       $  81,548     $  79,127
                                                       ---------       --------
                                                       ---------       --------

                                TAB PRODUCTS CO.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                       (000's omitted except share data)


                                                         Three Months Ended
                                                             November 30
                                                       -----------------------
                                                          1996           1995
                                                       ---------       -------
Revenues                                               $  40,255     $  38,862
                                                       ---------       -------

Costs and expenses:
     Cost of revenues                                     24,070        23,492
     Selling, general and administrative                  13,630        13,422
     Research and development                                207            96
                                                       ---------       -------
          Total costs and expenses                        37,907        37,010
                                                       ---------       -------

          Operating income                                 2,348         1,852

Interest, net                                               (254)         (389)
                                                       ---------       -------
          Earnings before income taxes                     2,094         1,463

Provision for income taxes                                   911           637

                                                       ---------       -------
          Net earnings                                  $  1,183        $  826
                                                       ---------       -------
                                                       ---------       -------

          Earnings per common and equivalent share    $     0.24    $     0.17
                                                      ----------    ----------
                                                      ----------    ----------

Average common and equivalent shares outstanding       4,874,025     4,851,951


                                                          Six Months Ended
                                                             November 30
                                                      ------------------------
                                                         1996           1995
                                                      ----------    ----------
Revenues                                              $   75,267    $   76,276
                                                      ----------    ----------
Costs and expenses:
     Cost of revenues                                     44,977        46,315
     Selling, general and administrative                  26,079        26,443
     Research and development                                380           200
                                                      ----------    ----------
           Total costs and expenses                       71,436        72,958
                                                      ----------    ----------

          Operating income                                 3,831         3,318

Interest, net                                               (535)         (807)
                                                      ----------    ----------
          Earnings before income taxes                     3,296         2,511

Provision for income taxes                                 1,434         1,092

                                                      ----------    ----------
          Net earnings                                  $  1,862      $  1,419
                                                      ----------    ----------
                                                      ----------    ----------

          Earnings per common and equivalent share       $  0.38       $  0.29
                                                      ----------    ----------
                                                      ----------    ----------

Average common and equivalent shares outstanding       4,873,323     4,851,951

                                TAB PRODUCTS CO.
               CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS (UNAUDITED)
                                 (000's omitted)


                                                         Six Months Ended
                                                            November 30
                                                      ----------    ----------
                                                         1996           1995
                                                      ----------    ----------
Operating Activities:

     Net earnings                                     $    1,862     $   1,419

     Adjustments to reconcile net earnings to net cash provided by operating activities:

     Depreciation and amortization of property,            1,733         1,825
            plant and equipment
     Other                                                    59           (10)

     Changes in operating assets and liabilities:
           Accounts receivable                            (4,594)       (2,920)
           Inventories                                       131          (979)
           Prepaid income taxes and other expenses          (416)        1,283
           Goodwill and other assets                         640           (99)
           Accounts payable                                1,837         1,234
           Commissions payable                               (94)          433
           Other accrued liabilities                        (277)          258

                                                      ----------    ----------
              Net cash provided by operating
                  activities                                 881         2,444
                                                      ----------    ----------

Investing Activities:

     Purchase of property, plant and equipment, net       (1,175)       (1,562)
     Purchases of short-term investments                  (3,875)       (2,437)
     Sales of short-term investments                       2,860         1,497

                                                      ----------    ----------
             Net cash required by investing activities    (2,190)       (2,502)
                                                      ----------    ----------

Financing Activities:

     Repayment of long-term debt                            (657)         (656)
     Proceeds from issuance of common stock                   66           -
     Dividends paid                                         (486)         (485)

                                                      ----------    ----------
             Net cash required by financing activities    (1,077)       (1,141)
                                                      ----------    ----------

Effect of exchange rate changes on cash                      169           (32)
                                                      ----------    ----------

Decrease in cash and cash equivalents                     (2,217)       (1,231)

Cash and cash equivalents at beginning of period           9,331         6,753

                                                      ----------    ----------
Cash and cash equivalents at end of period              $  7,114      $  5,522
                                                      ----------    ----------
                                                      ----------    ----------

                                TAB PRODUCTS CO.
                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)



1.  Inventories consisted of the following (000's omitted):

                                               November 30, 1996  May 31, 1996
                                               -----------------  ------------

            Finished goods                     $           7,445   $    7,421
           Work in process                                   541          516
            Raw materials                                  3,196        3,376
                                               -----------------   -----------
                                               $          11,182   $   11,313
                                               -----------------   -----------
                                               -----------------   -----------

2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the six month periods ended November 30, 1996 and 1995 were as follows:

                         Record Date   Shares Outstanding   Per Share Dividend
                         -----------   ------------------   ------------------

                   November 25, 1996            4,862,951   $            0.05
                     August 26, 1996            4,851,951   $            0.05

                   November 22, 1995            4,851,951   $            0.05
                     August 25, 1995            4,851,951   $            0.05


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At November 30, 1996 the company had cash and short-term investments of $10.5 million, a decrease of $1.2 million from the $11.7 million in cash and short-term investments at May 31, 1996. The company's working capital position at November 30, 1996 increased by $2.2 million to $29.6 million as compared with $27.4 million at May 31, 1996. The current ratio of 2.3 at November 30, 1996
remained unchanged from May 31, 1996.   Accounts receivable at November 30, 1996
was $28.4 million as compared to $23.9 million at May 31, 1996. The increase in accounts receivable is primarily due to higher revenues in the quarter ended November 30, 1996 as compared to the quarter ended May 31, 1996. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $1.2 million during the six months ended November 30, 1996. Capital expenditures to support operations for fiscal 1997 are expected to be in the range of $2.5 to $3.0 million.

At November 30, 1996, the company had $13.5 million of long-term debt outstanding which bears interest rates ranging from 6.9% to 9.0%.

For the six month period ended November 30, 1996 the company paid cash dividends of $486,000 as compared to $485,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at November 30, 1996.


RESULTS OF OPERATIONS

REVENUES for the second quarter of fiscal 1997 were $40.3 million, up $1.4 million or 4% from revenues of $38.9 million for the second quarter of fiscal 1996. The increased revenues were attributable to both higher unit volumes and price increases. Revenues for the six months ended November 30, 1996 were $75.3, down $1.0 million or 1% from revenues of $76.3 million in the first six months of the prior fiscal year. The decrease in year to date revenues was primarily the result of a decrease in U.S. government revenues.

COST OF REVENUES, as a percentage of revenues, was 59.8% for the second quarter of fiscal 1997, down from the 60.4% reported for the second quarter of fiscal 1996. For the six months ended November 30, 1996 cost of revenues was 59.8% as compared to 60.7% in the first six months of the prior fiscal year. Cost of revenues, as a percentage of revenues, declined from the second quarter of fiscal 1996 and on a year to date basis, primarily as a result of continued emphasis on product cost reductions and improved manufacturing efficiencies.

OPERATING EXPENSES, for the quarter ended November 30, 1996 were $13.8 million as compared to $13.5 million for the quarter ended November 30, 1995. The increase in operating expenses during the second quarter is primarily the result of increased commission expense as a result of higher revenues in the quarter. For the six months ended November 30, 1996, operating expenses were $26.5 million as compared to $26.6 for the six months ended November 30, 1995. As a percentage of revenues, operating expenses were 34.4% for the quarter ended November 30, 1996 as compared to 34.8% for the quarter ended November 30, 1995. For the first six months of fiscal 1997, operating expenses as a percentage of revenues were 35.2% as compared to 34.9% for the prior year's first six months.

INTEREST EXPENSE, net, was $254,000 in the second quarter of fiscal 1997 as compared to $389,000 in the second quarter of fiscal 1996. For the six months ended November 30, 1996 interest expense, net, was $535,000 as compared to $807,000 in the prior fiscal year. The decreases in interest expense, net for the three and six months ended November 30, 1996 was primarily due to a lower level of debt, as a result of debt repayments, and higher cash balances over the comparable periods of fiscal 1996.

EARNINGS PER SHARE for the three months ended November 30, 1996 were $.24 per share, an increase of 41% over the $.17 per share earned in the second quarter
of fiscal 1996.   For the six months ended November 30, 1996 earnings per share were $.38 per share, an increase of 31% over the $.29 per share reported for the six months ended November 30, 1995.

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


                          PART II:   OTHER INFORMATION


ITEMS 1 - 3.   Not applicable.

ITEM 4.        Submission of Matters to a Vote by Security Holders

               (a) The company held its annual meeting of stockholders on October 17, 1996.
               (b) All of management's nominees as listed in the proxy statement were elected.
               (c)  The votes for each Director are indicated below:

                    Director            For       Withheld Authority
                    --------            ---       ------------------
                    R. R. Augsburger    4,321,981      69,980
                    R. S. Cecil         4,369,481      22,480
                    Dr. K. S. Hanson    4,368,304      23,657
                    J. K. Myers         4,369,604      22,357
                    J. W. Peth          4,290,555     101,406
                    H. A. Wolf          4,322,381      69,580

          (d) The company's 1996 Outside Directors Stock Option Plan was approved. The vote is indicated below:

               For            3,799,358
               Against          432,621
               Abstain           98,165
               Non-Vote          61,817

          (e) The company's appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending
               May 31, 1997 was approved.  The vote is indicated below:

               For            4,366,734
               Against           10,843
               Abstain           14,384
               Non-Vote               0

ITEM 5.   Not applicable.

ITEM 6.   Exhibits

          (a)   3.1      Certificate of Incorporation (Exhibit 3.1 of 1993
                         Form 10-K)(2)
                3.2      Certificate of Designation, Preferences and Rights of
                         the Terms of the Series A Preferred Stock
                3.3      Second Amended and Restated Bylaws of the company dated
                         October 17, 1996 (Exhibit 4 of Form 8-K dated
                         October 17, 1996)(2)
                4.1      Form of Rights Agreement between the company and
                         ChaseMellon Shareholder Services, L.L.C., as Rights
                         Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of
                         Right Certificate, and as Exhibit C the Summary of
                         Terms of Rights Agreement) (Exhibit 1 of Form 8-K dated
                         October 17, 1996)(2)
                10.1     Registrants 1981 Incentive Stock Option Plan (Exhibit
                         (10) of the 1983 10-K)(1,2)
                10.2     Amended 1981 Incentive Stock Option Plan (Exhibit (10)
                         of the 1987 10-K)(1,2)
                10.3     1991 Stock Option Plan (Exhibit 10.1 of the 1991
                         10-K)(1,2)
                10.4     Employment Agreement between John W. Peth and the
                         Registrant dated August 18, 1991 (Exhibit 10.2 of the
                         1991 10-K)(1,2)
                10.5     Agreement between John W. Peth and the Registrant dated
                         August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1,2)
                10.6     Agreement between Michael A. Dering and the Registrant
                         dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1,2)
                10.7     Amendment to Agreement between Michael A. Dering and
                         the Registrant dated August 28, 1991 (Exhibit 10.5 of the 1991 10-K)(1,2)
                10.8     Common Stock Purchase Agreement (Exhibit 10.2 of the
                         1992 10-K)(2)
                10.9     Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                         the 1992 10-K)(2)
                10.10    Bank of America Business Loan Agreement dated
                         October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
                10.11    Note Agreement of Tab Products Co. dated as of
                         March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 10-K)(2)
                10.12    Bank of America Revision Agreement dated March 20, 1992
                         (Exhibit 10.6 of the 1992 10-K)(2)
                10.13    Agreement for Purchase and Sale of Assets (Exhibit 10.7
                         of the 1992 10-K)(2)
                10.14    Amendment dated September 15, 1992 to Business Loan
                         Agreement dated October 24, 1991 (Exhibit filed with
                         Form 10-Q for the quarter ended November 30, 1993)(2)
                10.15    Business Loan Agreement dated August 20, 1993 (Exhibit
                         filed with Form 10-Q for the quarter ended November 30,
                         1993)(2)
                10.16    Amendment dated July 27, 1993 to Note Agreement of
                         Tab Products Co. dated as of March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31,
                         1993)(2)
                10.17    Bank of America Business Loan Agreement dated
                         August 20, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)

                10.18 Bank of America Amendment No. 1 dated October 6, 1993 to Business Loan Agreement (Exhibit filed with
                         Form 10-Q for the quarter ended August 31, 1993)(2)
                10.19 Bank of America Amendment No. 2 dated October 13, 1993 to Business Loan Agreement (Exhibit filed with
                         Form 10-Q for the quarter ended August 31, 1993)(2)
                10.20 Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
                10.21 Letter dated October 7, 1993 amending the Note Agreement dated March 20, 1992 (Exhibit filed with Form 10-Q for the quarter ended August 31, 1993)(2)
                10.22 Bank of America Amendment No. 3 dated December 3, 1993 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.22 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.23 Bank of America Amendment No. 4 dated February 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.23 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.24 Bank of America Amendment No. 5 dated February 28, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.24 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.25 Bank of America Amendment No. 6 dated March 30, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.25 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.26 Bank of America Amendment No. 7 dated April 4, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.26 filed with Form 10-Q for the quarter ended February 28, 1994)(2)
                10.27 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
                10.28 Bank of America Amendment No. 8 dated May 9, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit
                         10.28 filed with the 1994 Form 10-K)(2)
                10.29 Bank of America Amendment No. 9 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.29 filed with the 1994 Form 10-K)(2)
                10.30 Bank of America Amendment No. 10 dated August 8, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.30 filed with the 1994 Form 10-K)(2)
                10.31 Bank of America Amendment No. 11 dated August 22, 1994 to Business Loan Agreement dated August 20, 1993 (Exhibit 10.31 filed with the 1994 Form 10-K)(2)
                10.32 Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
                10.33 Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
                10.34    Bank of America Business Loan Agreement dated
                         December 7, 1995 (Exhibit 10.34 filed with Form 10-Q for the quarter ended November 30, 1995)(2)

                10.35 Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30,
                         1995)(2)
                10.36    Bank of America Business Loan Agreement dated
                         August 26, 1996 (Exhibit 10.36 filed with the 1996 Form 10-K)(2)
                10.37 Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
                10.38    Form of Indemnity Agreement between the company and
                         each of its Executive Officers and Directors
                10.39    Change of Control Agreement between the company and
                         Jack Peth
                10.40 Form of Change of Control Agreement between the company and named Executive Officers other than the Acting Chief Executive Officer
                10.41    Outside Directors' Option Plan and Agreement

                (1)      Compensatory Plan or Arrangement.
                (2) Incorporated by reference from the noted previously filed document.

          (b) Form 8-K filed November 22, 1996 filing the Adoption of Rights Agreement and Amendment of Bylaws.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TAB PRODUCTS CO.
                                        ---------------------------------------
                                                      (Registrant)



Date:     January 11, 1997               /s/ John M. Palmer                   .
                                        ---------------------------------------
                                        John M. Palmer, Vice President,
                                        Finance and Chief Financial Officer



Date:     January 11, 1997               /s/ James L. Anderson                .
                                        ---------------------------------------
                                        James L. Anderson, Controller