Form 10-Q
period 1997-02-28
TAB PRODUCTS CO
filed 1997-04-11
CIK 96116

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark one)

    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   FEBRUARY 28, 1997

                                          OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

                         Commission file number:    1-7736

                                   TAB PRODUCTS CO.
------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                    94-1190862
    ------------------------              ------------------------------------
    (State of Incorporation)                (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                    94304
------------------------------------------            --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number - including area code      (415) 852-2400
                                                      --------------------

                                   NOT APPLICABLE
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 28, 1997 - 4,881,826.

This report, including all exhibits and attachments, contains 35 pages.

                                   TAB PRODUCTS CO.

                                        INDEX

                          PART I.     FINANCIAL INFORMATION

                                                                 Page No.

ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
              February 28, 1997 and May 31, 1996                     3

         Consolidated Condensed Statements of Earnings
              Three months and nine months ended
              February 28,1997 and February 29, 1996                 4

         Consolidated Condensed Statements of Cash Flows
              Nine months ended February 28,
              1997 and February 29, 1996                             5

         Supplemental Financial Data - Notes                         6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7



                            PART II.     OTHER INFORMATION


ITEM 6.  Exhibits                                                    9

         Signatures                                                 12

                            PART 1: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                   TAB PRODUCTS CO.
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (000's omitted except share data)



ASSETS                                              February 28, 1997        May 31, 1996
                                                    -----------------     ---------------
Current assets:
     Cash and cash equivalents                      $          10,987     $         9,331
     Short-term investments                                     3,336               2,322
     Accounts receivable, less allowances of
         $708 and $620 for doubtful accounts                   25,865              23,898
     Inventories                                               11,649              11,313
     Prepaid income taxes and other expenses                    2,718               1,851

                                                    -----------------     ---------------
        Total current assets                                   54,555              48,715

Property, plant and equipment, net of accumulated
   depreciation of $34,216 and $33,250                         20,143              20,800
Goodwill, net                                                   4,426               4,777
Other assets                                                    4,332               4,835

                                                    -----------------     ---------------
                                                    $          83,456     $        79,127
                                                    -----------------     ---------------
                                                    -----------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt              $           3,813     $         3,813
     Accounts payable                                           7,812               5,823
     Compensation payable                                       3,698               3,553
     Other accrued liabilities                                  8,739               8,102

                                                    -----------------     ---------------
        Total current liabilities                              24,062              21,291
                                                    -----------------     ---------------

Long-term debt                                                 13,406              14,141
                                                    -----------------     ---------------
Deferred taxes and other non-current liabilities                2,233               2,233
                                                    -----------------     ---------------

Stockholders' equity:
     Preferred stock: $.01 par value, authorized -
          500,000 shares, issued - none                           -                   -
     Common stock: $.01 par value, authorized -
          25,000,000 shares, issued - February 1997
          - 7,314,053 shares and May 1996
          - 7,284,178 shares                                       73                  73
     Additional paid-in capital                                12,886              12,705
     Retained earnings                                         61,913              59,689
     Treasury stock: February 1997 and May 1996 -
          2,432,227 shares                                    (31,365)            (31,365)
     Cumulative translation adjustment                            248                 360

                                                    -----------------     ---------------
          Total stockholders' equity                           43,755              41,462
                                                    -----------------     ---------------
                                                            $  83,456           $  79,127
                                                    -----------------     ---------------
                                                    -----------------     ---------------


                                   TAB PRODUCTS CO.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                          (000's omitted except share data)

                                                                     Three Months Ended
                                                                       February 28/29
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------
Revenues                                                          $  38,761     $   37,674
                                                                  ----------    ----------
Costs and expenses:
     Cost of revenues                                                22,822         22,996
     Selling, general and administrative                             13,570         12,836
     Research and development                                           204            150
                                                                  ----------    ----------
           Total costs and expenses                                  36,596         35,982
                                                                  ----------    ----------
          Operating income                                            2,165          1,692

Interest, net                                                          (233)          (411)
                                                                  ----------    ----------
          Earnings before income taxes                                1,932          1,281

Provision for income taxes                                              840            558

                                                                  ----------    ----------
          Net earnings                                            $   1,092     $      723
                                                                  ----------    ----------
                                                                  ----------    ----------
          Earnings per common and equivalent share                $    0.22     $     0.15
                                                                  ----------    ----------
                                                                  ----------    ----------
Average common and equivalent shares outstanding                  5,071,620      4,858,400

                                                                     Nine Months Ended
                                                                       February 28/29
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------    ----------

Revenues                                                          $ 114,028     $  113,950
                                                                  ----------    ----------

Costs and expenses:
     Cost of revenues                                                67,799         69,311
     Selling, general and administrative                             39,649         39,279
     Research and development                                           584            350
                                                                  ----------    ----------
           Total costs and expenses                                 108,032        108,940
                                                                  ----------    ----------
          Operating income                                            5,996          5,010

Interest, net                                                          (768)        (1,218)
                                                                  ----------    ----------
          Earnings before income taxes                                5,228          3,792

Provision for income taxes                                            2,274          1,650

                                                                  ----------    ----------
          Net earnings                                            $   2,954     $    2,142
                                                                  ----------    ----------
                                                                  ----------    ----------
          Earnings per common and equivalent share                $    0.60     $     0.44
                                                                  ----------    ----------
                                                                  ----------    ----------
Average common and equivalent shares outstanding                  4,936,935      4,852,509

                                   TAB PRODUCTS CO.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (000's omitted)


                                                                  Nine Months Ended
                                                                   February 28/29
                                                              ------------------------
                                                                  1997         1996
                                                              ----------    ----------
Operating Activities:

     Net earnings                                             $   2,954     $    2,142

     Adjustments to reconcile net earnings to net cash provided by operating activities:

     Depreciation and amortization of property,                   2,599          2,676
            plant and equipment
     Other                                                           90            (42)

     Changes in operating assets and liabilities:
           Accounts receivable                                   (2,055)          (342)
           Inventories                                             (336)           384
           Prepaid income taxes and other expenses                 (867)         1,356
           Goodwill and other assets                                854           (609)
           Accounts payable                                       1,989           (946)
           Commissions payable                                      145             85
           Other accrued liabilities                                637            317

                                                              ----------    ----------
              Net cash provided by operating activities           6,010           5,021
                                                              ----------    ----------

Investing Activities:

     Purchase of property, plant and equipment, net              (1,944)        (1,983)
     Purchases of short-term investments                         (4,361)        (2,437)
     Sales of short-term investments                              3,347          1,990

                                                              ----------    ----------
             Net cash required by investing activities           (2,958)        (2,430)
                                                              ----------    ----------

Financing Activities:

     Repayment of long-term debt                                   (735)          (734)
     Proceeds from issuance of common stock                         181            -
     Dividends paid                                                (730)          (728)

                                                              ----------    ----------
             Net cash required by financing activities           (1,284)        (1,462)
                                                              ----------    ----------

Effect of exchange rate changes on cash                            (112)           (54)
                                                              ----------    ----------

Increase in cash and cash equivalents                             1,656          1,075

Cash and cash equivalents at beginning of period                  9,331          6,753

                                                              ----------    ----------

Cash and cash equivalents at end of period                    $  10,987     $    7,828
                                                              ----------    ----------
                                                              ----------    ----------


                                   TAB PRODUCTS CO.
                   SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)

1.  Inventories consisted of the following (000's omitted):

                                   February 28, 1997     May 31, 1996
                                   -----------------     ------------

            Finished goods          $     7,334           $   7,421
           Work in process                  918                 516
            Raw materials                 3,397               3,376
                                   -----------------     ------------
                                    $    11,649           $  11,313
                                   -----------------     ------------
                                   -----------------     ------------

2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the nine month periods ended February 28, 1997 and February 29, 1996 were as follows:

              RECORD DATE    SHARES OUTSTANDING  PER SHARE DIVIDEND
              -----------    ------------------  ------------------
        February 25, 1997         4,881,826      $            0.05
        November 25, 1996         4,862,951      $            0.05
          August 26, 1996         4,851,951      $            0.05

        February 23, 1996         4,851,951      $            0.05
        November 22, 1995         4,851,951      $            0.05
          August 25, 1995         4,851,951      $            0.05


4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.22 and $.15 for the quarters ended February 28, 1997 and February 29, 1996, respectively, and $.61 and $.44 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

5. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At February 28, 1997 the company had cash and short-term investments of $14.3 million, an increase of $2.6 million from the $11.7 million at May 31, 1996.
The company's working capital position at February 28, 1997 was $30.5 million as compared with $27.4 million at May 31, 1996. The current ratio of 2.3 at February 28, 1997 remained unchanged from May 31, 1996. Accounts receivable at February 28, 1997 was $25.9 million as compared to $23.9 million at May 31, 1996. The increase in accounts receivable is attributable to higher revenues in the months preceding the February 28, 1997 quarter end as compared to May 31, 1996 and a slightly higher days sales outstanding. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment to support operations were $1.9 million during the nine months ended February 28, 1997. Capital expenditures to support operations for fiscal 1997 are expected to be in the range of $2.5 to $3.0 million.

At February 28, 1997 the company had $13.4 million of long-term debt outstanding which bears interest rates ranging from 6.9% to 8.75%.

For the nine month period ended February 28, 1997 the company paid cash dividends of $730,000 as compared to $728,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at February 28, 1997.


RESULTS OF OPERATIONS

REVENUES for the third quarter of fiscal 1997 were $38.8 million, up $1.1 million or 3% from revenues of $37.7 million for the third quarter of fiscal 1996. The increased revenues were attributable to both higher unit volumes and to price increases. Revenues for the nine months ended February 28, 1997 were $114.0 million, which were equal to the $114.0 million reported for the nine months ended February 29, 1996.

COST OF REVENUES, as a percentage of revenues, was 58.9% for the third quarter of fiscal 1997, down from the 61.0% reported for the third quarter of fiscal 1996. For the nine months ended February 28, 1997, cost of revenues was 59.5% as compared to 60.8% in the first nine months of the prior fiscal year. Cost of revenues, as a percentage of revenues, declined from the third quarter of fiscal 1996 and on a year to date basis, primarily as a result of continued emphasis on product cost reductions and improved manufacturing efficiencies.

OPERATING EXPENSES, for the quarter ended February 28, 1997 were $13.8 million as compared to $13.0 million for the quarter ended February 29, 1996. The increased operating expenses during the third quarter are primarily the result of a $.3 million increase in commission expense as a result of higher revenues in the quarter and a $.3 million charge for severance costs as a result of the resignation of the Acting CEO and President during the quarter. For the nine months ended February 28, 1997, operating expenses were $40.2 million as compared to $39.6 million for the nine months ended February 29, 1996. As a percentage of revenues, operating expenses were 35.5% for the quarter ended February 28, 1997 as compared to 34.5% for the quarter ended February 29, 1996. For the first nine months of fiscal 1997, operating expenses as a percentage of revenues were 35.3% as compared to 34.8% for the prior year's first nine months.

INTEREST EXPENSE, net, was $233,000 in the third quarter of fiscal 1997 as compared to $411,000 in the third quarter of fiscal 1996. For the nine months ended February 28, 1997 interest expense, net, was $768,000 as compared to $1,218,000 in the prior fiscal year. The decreases in interest expense, net, for the quarter and nine months ended February 28, 1997 were primarily due to a lower level of debt as a result of debt repayments and higher cash balances over the comparable period of fiscal 1996.

EARNINGS PER SHARE for the three months ended February 28, 1997 were $.22 per share, an increase of 47% over the $.15 per share earned in the third quarter of the prior fiscal year. For the nine months ended February 28, 1997 earnings per share were $.60 per share, an increase of 36% over the $.44 per share reported for the nine months ended February 29, 1996.

FACTORS WHICH MAY AFFECT QUARTERLY RESULTS
The company's actual future results could differ materially from those anticipated as a result of risks related to the company's ability to develop and market new products and services, market acceptance of new products and services, increasing demands for technological innovation, the costs of components for the company's products, competition and economic conditions in the company's markets, product sales mix and risks relating to government contracting.



                             PART II:   OTHER INFORMATION


ITEM 1.  Not applicable.

ITEM 2.  Not applicable.

ITEM 3.  Not applicable.

ITEM 4.  Not applicable.

ITEM 5.  Not applicable.

ITEM 6.   Exhibits

     (a)  3.1     Certificate of Incorporation (Exhibit 3.1 of 1993 Form
                  10-K)(2)
          3.2     Certificate of Designation, Preferences and Rights of the
                  Terms of the Series A Preferred Stock (Exhibit 3.2 filed
                  with Form 10-Q for the quarter ended November 30, 1996)(2)
          3.3     Second Amended and Restated Bylaws of the company
                  dated October 17, 1996 (Exhibit 4 of Form 8-K dated
                  October 17, 1996)(2)
          4.1     Form of Rights Agreement between the company and
                  ChaseMellon Shareholder Services, L.L.C., as Rights
                  Agent (including as Exhibit A the form of Certificate of
                  Designation, Preferences and Rights of the Terms of the
                  Series A Preferred Stock, as Exhibit B the form of Right
                  Certificate, and as Exhibit C the Summary of Terms of
                  Rights Agreement) (Exhibit 1 of Form 8-K dated
                  October 17, 1996)(2)
          10.1    Registrants 1981 Incentive Stock Option Plan (Exhibit (10) of
                  the 1983 10-K)(1,2)
          10.2    Amended 1981 Incentive Stock Option Plan (Exhibit (10) of
                  the 1987 10-K)(1,2)
          10.3    1991 Stock Option Plan (Exhibit 10.1 of the 1991 10-K)(1,2)
          10.4    Employment Agreement between John W. Peth and the
                  Registrant dated August 18, 1991 (Exhibit 10.2 of the 1991
                  10-K)(1,2)
          10.5    Agreement between John W. Peth and the Registrant dated
                  August 18, 1991 (Exhibit 10.3 of the 1991 10-K)(1,2)
          10.6    Agreement between Michael A. Dering and the Registrant
                  dated May 15, 1989 (Exhibit 10.4 of the 1991 10-K)(1,2)
          10.7    Amendment to Agreement between Michael A. Dering and
                  the Registrant dated August 28, 1991 (Exhibit 10.5 of the
                  1991 10-K)(1,2)
          10.8    Common Stock Purchase Agreement (Exhibit 10.2 of the
                  1992 10-K)(2)
          10.9    Promissory Note dated October 18, 1991 (Exhibit 10.3 of
                  the 1992 10-K)(2)
          10.10   Bank of America Business Loan Agreement dated
                  October 24, 1991 (Exhibit 10.4 of the 1992 10-K)(2)
          10.11   Note Agreement of Tab Products Co. dated as of March 20,
                  1992 in the aggregate principal amount of $15,000,000
                  (Exhibit 10.5 of the 1992 10-K)(2)
          10.12   Bank of America Revision Agreement dated March 20, 1992
                  (Exhibit 10.6 of the 1992 10-K)(2)
          10.13   Agreement for Purchase and Sale of Assets (Exhibit 10.7
                  of the 1992 10-K)(2)
          10.14   Amendment dated September 15, 1992 to Business Loan
                  Agreement dated October 24, 1991 (Exhibit 10.14 filed with
                  Form 10-Q for the quarter ended November 30, 1993)(2)
          10.15   Business Loan Agreement dated August 20, 1993 (Exhibit 10.15 filed with Form 10-Q for the quarter ended November 30,
                  1993)(2)
          10.16   Amendment dated July 27, 1993 to Note Agreement of
                  Tab Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with Form 10-Q for the quarter ended August 31, 1993)
                  (2)
          10.17   Bank of America Business Loan Agreement dated
                  August 20, 1993 (Exhibit 10.17 filed with Form 10-Q for the quarter ended August 31, 1993)(2)

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

          10.35   Letter dated December 13, 1995 amending the Prudential
                  Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30,
                  1995)(2)
          10.36   Bank of America Business Loan Agreement dated
                  August 26, 1996 (Exhibit 10.36 filed with the 1996 Form
                  10-K)(2)
          10.37 Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
          10.38 Form of Indemnity Agreement between the company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30, 1996)(1,2)
          10.39 Change of Control Agreement between the company and Jack Peth (Exhibit 10.39 filed with Form 10-Q for the quarter ended November 30, 1996)(1,2)
          10.40 Form of Change of Control Agreement between the company and named Executive Officers other than the Acting Chief Executive Officer (Exhibit 10.40 filed with Form 10-Q for the quarter ended November 30, 1996)(1,2)
          10.41 Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30,
                  1996)(1,2)
          10.42 Employment Agreement between the company and Philip C. Kantz (1)
          10.43 Nonqualified Stock Option Agreement between the company and Philip C. Kantz (1)
          10.44 Nonqualified Stock Option Agreement between the company and Philip C. Kantz (1)
          10.45 Nonqualified Stock Option Agreement between the company and Philip C. Kantz (1)

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





                                                    TAB PRODUCTS CO.
                                        ---------------------------------------
                                                      (Registrant)



Date:     April 11, 1997                /S/ John M. Palmer
                                        ---------------------------------------
                                        John M. Palmer, Vice President,
                                        Finance and Chief Financial Officer



Date:     April 11, 1997                /S/ James L. Anderson
                                        ---------------------------------------
                                        James L. Anderson, Controller