Form 10-K
period 1997-05-31
TAB PRODUCTS CO
filed 1997-08-01
CIK 96116

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K
          (Mark One)
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  May 31, 1997

                                          OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

                      Commission file number       1-7736
                                                   ------

                                   TAB PRODUCTS CO.

                 (Exact name of Company as specified in its charter)
        Delaware                                      94-ll90862
        --------                                      ----------
(State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

1400 Page Mill Rd., Palo Alto, California                         94304
-----------------------------------------                         -----
(Address of principal executive offices)                        (Zip Code)

Company's telephone number - including area code (415) 852-2400
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value              American Stock Exchange
----------------------------             -----------------------
  (Title of Each Class)           (Name of Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act:             NONE
                                                                        ----
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes[ X ] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 1997 was approximately $26,250,495. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Company's Common Stock outstanding as of June 30, 1997 was 4,985,201.

This report, including all exhibits and attachments, contains 35 pages. The index to exhibits is located on pages 14-15.

                         DOCUMENTS INCORPORATED BY REFERENCE


To the extent stated herein, portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Company's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on November 11, 1997, are incorporated by reference into Part III.

                                        PART I

Item 1.  BUSINESS

Tab Products Co. (the "Company") is engaged in a single industry segment that manufactures and markets records management solutions. The Company was incorporated in February, 1954 and subsequently reorganized as a corporation under Delaware law in September, 1986.

PRINCIPAL PRODUCTS AND COMPETITION

The Company markets numerous products and services to offices and computer facilities to support their records management needs. The Company's primary business approach is to provide records management expertise and, by integrating all products and services into a systems solution, to solve the particular needs of each customer. A general description of the Company's major product lines and services utilized in developing the customer's solution and the related competitive environment is set forth below.

The Company markets a wide range of services, filing supplies and related filing systems. These products and services are often sold as complete filing systems, incorporating records management services, color-coded filing systems and custom filing solutions. Tab's services business combines records management consulting with conversion and installation services, all designed to assist customers in their information management needs. As part of the systems solution, the company also markets TABQUIK(R), an on-demand color-coded filing system which uses proprietary software to produce color-coded labels which are applied to folders using Tab's proprietary automatic applicator. This product is a PC-based, label-making system which allows customers to generate color-coded labels on demand. These products and services offer efficient access to information and a cost effective systems approach for high density filing applications. The Company's filing systems range from individual filing cabinets and units to large mobile filing systems marketed under the name Tab-Trac. In addition, Tab markets Twinfile(R), a double-sided filing cabinet that rotates on a base. Twinfile provides companies with high density filing capacity at an employee's workstation. It has been designed to be fully integrated with either panel systems or modular furniture. Primary competitive factors in this market are product quality, service and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

The Company markets a line of systems furniture. These products include wood-trim and designer-trim office panel systems and clustered workcenters with related hanging components and work surfaces, modular workstations and tables. These products are directed at the established market for the open office environment. Primary areas of competition in this market are product design, quality and price.

The Company maintains a national field service organization which provides third party maintenance for optical equipment manufactured by other companies, and services its installed base of computer-related equipment and forms equipment.

The Company markets a full range of high speed mailing systems, including Infoseal(1), a high speed mailing system developed in conjunction with Transkrit(1) Corp., which uses a proprietary technique for folding and sealing computer-generated mailing pieces. The Company believes that it is one of the four primary competitors in this market. Primary competitive factors are product quality and customer service.


The Company believes that its business is not seasonal.

MARKETING

The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches and independent sales offices and distributors. In other geographic areas, products are sold exclusively through independent distributors. The company has three foreign subsidiaries which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $32,214,000, $30,132,000 and $29,383,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Foreign operating income was $2,240,000, $1,045,000 and $940,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $9,216,000 and $3,151,000, respectively, at May 31, 1997 compared with $8,835,000 and $2,620,000 at May 31, 1996. Transaction and exchange gains (losses) included in earnings, amounted to approximately $(18,000), $(225,000) and $191,000 in fiscal 1997, 1996 and 1995, respectively.

CUSTOMERS

The Company sells its products to many diverse customers including government agencies, health care companies, insurance companies, financial services companies and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). Sales to the U.S. Government, as a percentage of total revenues was 10% for fiscal year 1996. No single customer accounted for greater than 10% of consolidated revenues in fiscal 1997 and 1995.

BACKLOG

The backlog of orders at May 31, 1997 and 1996 is not a significant factor in understanding the business of the Company. The nature of the Company's business is such that the value of backlog represents only a small portion of the on-going revenues of the business. No one order would normally account for a significant value of backlog.

AVAILABILITY OF RAW MATERIALS

There was no significant change during fiscal 1997 in the source and availability of raw materials for the Company's products. Raw materials are

(1) Infoseal and Transkrit are registered trademarks of Transkrit Corporation.

considered to be widely available. It is not anticipated that the availability of raw materials will be a significant factor in the Company's business.

INTELLECTUAL PROPERTY

The Company holds several patents and trademarks in the United States, Canada, Europe and Australia. The Company does not consider any of its patents to be material to its business. The Company relies on a combination of patents, contractual rights, trademarks, trade secrets and copyrights to establish or protect its proprietary rights.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are primarily related to the development of new products and the improvement of existing products. Expenditures for research and development were $.8 million, $.5 million and $.8 million in fiscal years 1997, 1996 and 1995, respectively.

EMPLOYEES

At May 31, 1997, the Company employed approximately 1,075 full-time employees. None of the company's employees are represented by a collective bargaining unit.

EXECUTIVE OFFICERS

At July 21, 1997 the following individuals were executive officers of the
Company:

Name                                   Age                 Title
----                                   ---                 -----

Philip C. Kantz                   53(1)      Director; President and Chief
                                             Executive Officer

     Mr. Kantz has been Director, President and Chief Executive Officer since January 27, 1997. Previously, he was President and Chief Executive Officer of The Sandros Enterprise from February 1995 to January 1997; Chief Executive Officer and a director of Transcisco Industries, Inc. from February 1994 to January 1995; President and Chief Executive Officer of Genetrix, Inc. from October 1992 to September 1993 and President and Chief Executive Officer of Itel Containers International Corporation from 1988 through 1991.

David J. Davis                     41(2)     Senior Vice President,
                                             Operations

     Mr. Davis was named to his current position in June, 1997. Previously, he was Vice President and Corporate Controller at PLM International, Inc. from January 1994 to June 1997. Before that he was a consultant for PLM International, Inc. and Intel Corporation

--------------------
(1) Effective January 1997 appointed an executive officer.
(2) Effective June 1997 appointed an executive officer.

from June 1993 to December 1993 and Chief Financial Officer of LB Credit Corp. from July 1991 to May 1993.


Wendi A. Hill                      39             Vice President, Human
                                                  Resources

     Ms. Hill was named to her current position in June 1995. Previously, she was Director, Human Resources at The Upper Deck Co. from August 1993 to March 1995 and Vice President, Corporate Outplacement at Career Focus from August 1991 to July 1993.

Joanne P. Grba                     37(1)          Vice President, Marketing

     Ms. Grba was named to her current position in July 1997. Previously, she was an independent marketing consultant from January 1997 to July 1997. Before that she was Director of Business Development of Cisco Systems, Inc. from January 1996 to December 1996; Vice President, Marketing of TGV, Inc. from October 1995 to January 1996; Director of Marketing of FTP Software, Inc. from February 1993 to October 1995 and Product Line Manager of The Wollongong Group, Inc. from February 1991 to February 1993.

John M. Palmer                     38             Vice President, Finance and
                                                  Chief Financial Officer

     Mr. Palmer was named to his current position in July 1994. Previously, he served the Company as Vice President, Finance, Tab Products of Canada, Limited from October 1993 to July 1994. Prior to that he was Vice President, Finance at Wright Line of Canada Ltd. from September 1992 to October 1993 and Controller at Wright Line of Canada Ltd. from January 1986 to September 1992.

Thomas J. Rauscher                 42             Vice President, Manufacturing
                                                  and Distribution

     Mr. Rauscher was named to his current position in January 1996. Previously, he was Vice President, Operations at Fisher Hamilton from October 1980 to January 1996.

Patricia J. Robitaille   46                       Vice President and Chief
                                                  Information Officer

     Ms. Robitaille was named to her current position in March 1994. Previously, she was Senior Project Manager at B.S.S.I. from November 1993 to February 1994 and President, PJR Systems from March 1992 to October 1993.

Robert J. Sexton                   63             Treasurer and Secretary

     Mr. Sexton has acted as Secretary since March 1991 and Treasurer since July 1982.

------------------------
(1)  Effective July 1997 appointed an executive officer.

Michael J. Baker                   49(1)          Chief Accounting Officer and
                                                  Controller

     Mr. Baker was named to his current position in July 1997. Previously, he served in the positions of Director at Coopers & Lybrand from March 1996 to July 1997 and Director and Regional Controller at Raychem Corp. from March 1989 to March 1996.

Nancy R. Green                     47             Assistant Treasurer and
                                                  Assistant Secretary

     Ms. Green was named to her current position in July 1991 and previously served the Company as Director of Treasury from October 1990 to July 1991.

The executive officers of the Company are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on November 11, 1997.

Item 2.   PROPERTIES

The Company's Corporate Headquarters are located at 1400 Page Mill Road, Palo Alto, California. The facility comprises three buildings which total 105,000 square feet. The Company is currently leasing one of these buildings (approximately 50,000 square feet) to a tenant until January 2004. The buildings are owned by the Company but are subject to land leases from Stanford University. The land leases expire in 2011 and 2012, at which time both the land and improvements will revert to Stanford University.

The Company owns a 356,000 square foot building located on 14 acres of land in Mayville, Wisconsin. The Mayville facility serves as a central warehousing, manufacturing and distribution center. Approximately 200,000 square feet of the facility is used as warehouse space. Approximately 50,000 square feet of the facility is used for the production of paper products (primarily file folders) and the attachment of color-coded labeling systems. Approximately 60,000 square feet is used for the production of panel systems furniture. The Company also owns 16 acres of undeveloped land near the current facility.

The Company owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC(R) mobile filing storage units, plastic injection molded parts and other light manufacturing and assembly operations. The Company owns a 45,000 square foot building in Horicon, Wisconsin.

The Company owns two manufacturing buildings located on 16 acres of land in Turlock, California. One building is a 67,000 square foot paper products plant which is used for the manufacture of file folders. The other building consists of 104,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and as the headquarters for the Company's national field service operations.

------------------------
(1)  Effective July 1997 appointed an executive officer.

The Company leases office space for its sales and service branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 60,000 square feet of office space in a building in Toronto, Canada which expires in October 2000. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands which expires in August 2001. Tab Products Pty Ltd leases a 22,000 square foot building in St. Leonards, Australia which expires in June 2000. These buildings serve as general office, sales and warehouse facilities.

In management's opinion, all buildings, machinery and equipment are in good condition and are maintained and repaired on a basis consistent with sound operations. The properties and equipment are deemed adequate and suitable for their purposes.

Item 3.   LEGAL PROCEEDINGS

The Company is not involved in any material legal proceeding.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                PART II


Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 1997 and 1996 are set forth below.

Fiscal            Dividends               Price Range Per Share
                  ---------               ---------------------

Quarter        1997      1996                1997                1996
               ----      ----                ----                ----

Ended                                   High       Low      High       Low
-----                                   ----       ---      ----       ---

August 31      $.05      $.05           $ 7 5/8    $6 1/2   $ 6 7/16   $5 1/4
November 30    $.05      $.05           $ 8        $6 1/4   $ 6 3/4    $5 3/8
February 28/29 $.05      $.05           $ 9 13/16  $7 3/8   $ 7        $6 1/4
May 31         $.05      $.05           $11        $8 5/8   $ 7 11/16  $5 7/8

At May 31, 1997, the company had approximately 1,000 holders of record and approximately 4,000 beneficial owners of Tab Products Co. stock.

The Company's loan covenants contain certain restrictions on the payment of dividends-see Note 4 of Notes to Consolidated Financial Statements on pages 25-26 of this Form 10-K.

Item 6.   SELECTED FINANCIAL DATA

Tab Products Co.
Selected Financial Data, Five Years Ended May 31

                         (In thousands of dollars, except share and ratio data)
                         ------------------------------------------------------
                           1997       1996      1995      1994      1993
                           ----       ----      ----      ----      ----
Revenues                $154,451  $152,698  $149,951  $140,122  $126,966
Earnings before
  income taxes             6,657     4,887     2,157     3,796     3,333
Earnings before
  cumulative effect
  of accounting change     3,761     2,761     1,219     2,176     1,868
Net earnings               3,761     2,761     1,219     2,176     1,057

Earnings per share
  before cumulative
  effect of accounting
  change                     .76       .57       .25       .45       .39
Net earnings per share       .76       .57       .25       .45       .22
Book value per share        9.03      8.55      8.21      8.01      7.86
Dividends per share          .20       .20       .20       .20       .40

Current assets            51,405    48,715    51,333    53,577    47,593
Working capital           28,463    27,424    30,082    30,879    30,562
Net cash provided by
  operating activities     8,167    11,344     8,109     4,257     7,411
Purchases of property
  plant and equipment,
  net                      3,309     2,825     1,946     2,678     3,991
Depreciation and
  amortization             4,001     4,065     4,215     3,668     3,638
Long-term debt,
  non-current             10,828    14,141    18,733    23,041    16,620
Stockholders' equity      44,527    41,462    39,828    38,652    37,617
Total assets            $ 80,699  $ 79,127  $ 81,649  $ 86,161  $ 73,043

Current ratio                2.2       2.3       2.4       2.4       2.8

Return on average equity      9%        7%        3%        6%        3%


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At May 31, 1997 the company had cash and short-term investments of $12.2 million, an increase of $.5 million from $11.7 million at May 31, 1996. Working capital at May 31, 1997 was $28.5 million, an increase of $1.1 million from the working capital of $27.4 million reported a year earlier. The current ratio of
2.2 at May 31, 1997 decreased slightly from the current ratio of 2.3 at May 31, 1996. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and repayment of debt obligations for the foreseeable future.

During fiscal 1997 net cash provided from operating activities was $8.2 million, a decrease of $3.1 million compared to the $11.3 million generated in fiscal 1996. Accounts receivable at May 31, 1997 was $25.6 million, an increase of $1.7 million from the accounts receivable of $23.9 million at May 31, 1996 primarily due to the record revenues reported in the fourth quarter of fiscal 1997. Accounts payable at May 31, 1997 was $6.7 million, an increase of $.9 million from the accounts payable of $5.8 million at May 31, 1996. Compensation payable at May 31, 1997 was $4.3 million, an increase of $.8 million from the compensation payable at May 31, 1996 of $3.5 million. Accounts payable and Compensation payable were higher at May 31, 1997 as a result of higher revenues in the fourth quarter of fiscal 1997.

During fiscal 1997, the company invested approximately $3.3 million in property, plant and equipment which primarily represented investments in manufacturing equipment and management information systems. At May 31, 1997 the company had no material commitments outstanding for capital expenditures. Capital expenditures for fiscal 1998, which will consist primarily of investments in manufacturing equipment and management information systems are expected to be in the range of $4.0 million to $4.5 million.

At May 31, 1997, the company had $10.8 million of long-term debt outstanding which bears interest at rates ranging from 6.9% to 9.0%.

In fiscal 1997 the company made $3,813,000 in scheduled debt repayments.

The company also has available an unsecured revolving line of credit of $10 million as of May 31, 1997, which expires October 31, 1998. The credit line does not require compensating balances and there were no borrowings under the line at May 31, 1997.

RESULTS OF OPERATIONS

TOTAL REVENUES - Total revenues for fiscal 1997 of $154.5 million were $1.8 million or 1% higher than the $152.7 million in fiscal 1996. The increased revenues were attributable to price increases and higher unit volumes.

Revenues in fiscal 1996 of $152.7 million were $2.8 million or 2% higher than the $149.9 million in fiscal 1995. The increased revenues were attributable to price increases and higher unit volumes.

International revenues were 21%, 20% and 20% of consolidated revenues in fiscal 1997, 1996 and 1995, respectively.

COST OF REVENUES - Cost of revenues, as a percentage of revenues, for fiscal 1997, 1996 and 1995 was 59.7%, 60.9% and 61.7%, respectively. The decrease in the percentage for fiscal 1997 as compared to fiscal 1996 was due primarily to increased list prices and continued efforts in reducing product costs.

OPERATING EXPENSES (SELLING, GENERAL & ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT) - Operating expenses, as a percentage of revenues, for fiscal 1997, 1996 and 1995 were 35.3%, 34.9% and 35.6%, respectively. Total operating expenses for fiscal 1997 were $54.6 million, an increase of $1.4 million as compared to total operating expenses of $53.2 million in fiscal 1996. The increase in operating expenses was attributable to $.4 million in costs for the implementation of telesales to all the Company's branch sales operations, $.4 million in increased support and marketing costs for the Company's technology products, $.3 million in increased support costs for the Company's independent distribution channel and $.3 million in costs with respect to the search and replacement of the Company's Chief Executive Officer.

Operating expenses for fiscal 1996 were $53.2 million, a decrease of $.2 million as compared to total operating expenses of $53.4 million in fiscal 1995. Total operating expenses decreased as a percentage of revenues primarily as a result of increased revenues.

INTEREST EXPENSE - Interest expense, net for fiscal 1997 was $584,000 lower than the net interest expense for fiscal 1996 primarily because of decreased levels of long-term debt due to normal debt repayments. Net interest expense for fiscal 1996 was $323,000 lower than net interest expense for fiscal 1995 because of decreased levels of long-term debt due to normal debt repayments and prepayment of debt.

INCOME TAXES - Income taxes, as a percentage of pre-tax earnings, were unchanged for fiscal 1997, 1996 and 1995, at 43.5%.

BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation, fluctuations in foreign exchange rates, and other factors, including those listed below.

The Company's future performance may depend in significant part upon attracting and retaining key senior management, sales and marketing personnel. Competition for such personnel is intense and the inability to retain its current key personnel or to attract, assimilate or retain other highly qualified personnel in the future on a timely basis could have a material adverse affect on the Company's business, results of operations and financial condition.

Item 7 a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The company's financial statements included with this Form 10-K are set forth under Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                               PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled "Election of Directors," which appears in the Company's Proxy Statement is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers" in
Part I of this report.

Item 11.    EXECUTIVE COMPENSATION

The information related to executive compensation which appears in the Company's Proxy Statement in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Company's Proxy Statement is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" which appears in the Company's Proxy Statement is incorporated herein by reference.

                                PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:
                                                                     Page Number
                                                                     -----------
    1. CONSOLIDATED FINANCIAL STATEMENTS

       Independent Auditors' Report                                    18
       Consolidated Statements of Earnings for the
            three years ended May 31, 1997                             19
       Consolidated Balance Sheets at May 31, 1997
            and 1996                                                   20
       Consolidated Statements of Stockholders'
            Equity for the three years ended May 31, 1997              21
       Consolidated Statements of Cash Flows for
            the three years ended May 31, 1997                         22
       Statement of Accounting Policies                                23-24
       Notes to Consolidated Financial Statements                      25-32

    2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


       Independent Auditors' Report                                    33

       Schedule for the three years ended May 31, 1997:
       II   Valuation and Qualifying Accounts                          34

    3.  EXHIBITS:

       2.1 Purchase Agreement By and Among Wright Line Inc., Applied Power Inc. and Tab Products Co. (Exhibit filed with Form
            10-Q for the quarter ended August 31, 1993)(2)
       3.1  Certificate of Incorporation (Exhibit 3.1 of 1993 Form
            10-K)(2)
       3.2 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (Exhibit 3.2 filed with Form 10-Q for the quarter ended November 30, 1996)(2)
       3.3  Second Amended and Restated Bylaws of the Company dated
            October 17, 1996 (Exhibit 4 of Form 8-K dated October 17, 1996)(2)
       4.1 Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(Exhibit 1 of Form 8-K dated October 17, 1996)(2)
      10.1 Tab Products Co. 1981 Incentive Stock Option Plan (Exhibit 10 of the 1983 Form 10-K)(1, 2)
      10.2 Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the 1987 Form 10-K)(1, 2)
      10.3  1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form
            10-K)(1, 2)
      10.4 Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)(2)
      10.5  Amendment dated July 27, 1993 to Note Agreement of Tab Products
            Co. dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
      10.6  Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit
            10.20 filed with Form 10-Q for the quarter ended August 31,
            1993)(2)
      10.7  Letter dated October 7, 1993 amending the Prudential Note
            Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form
            10-Q for the quarter ended August 31, 1993)(2)
      10.8 Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
      10.9 Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
      10.10 Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
      10.11 Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form
            10-Q for the quarter ended November 30, 1995)(2)
      10.12 Bank of America Business Loan Agreement dated August 26, 1996 (Exhibit 10.36 filed with the 1996 Form 10-K)(2)

      10.13 Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
      10.14 Form of Indemnity Agreement between the company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30, 1996)(1, 2)
      10.15 Change of Control Agreement between the company and Jack Peth (Exhibit 10.39 filed with Form 10-Q for the quarter ended November 30, 1996)(1, 2)
      10.16 Form of Change of Control Agreement between the company and named Executive Officers other than the Acting Chief Executive Officer (Exhibit 10.40 filed with Form 10-Q for the quarter ended November 30, 1996)(1, 2)
      10.17 Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)(1, 2)
      10.18 Employment Agreement between the company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
      10.19 Non-qualified Stock Option Agreement between the company and Philip C. Kantz (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
      10.20 Non-qualified Stock Option Agreement between the company and Philip C. Kantz (Exhibit 10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
      10.21 Non-qualified Stock Option Agreement between the company and Philip C. Kantz (Exhibit 10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
      23.1     Independent Auditors' Consent
      27       Financial Data Schedule
               (1)  Compensatory Plan or Arrangement
               (2) Incorporated by reference from the noted previously filed document.

B.  REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the quarter ended May 31, 1997.

C.  EXHIBITS:  See Item 14(A)(3) above.

D.  FINANCIAL STATEMENT SCHEDULE:  See Item 14(A)(2) above.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, and State of California, on this first day of August, 1997.

                           TAB PRODUCTS CO.

                           /s/ Philip C. Kantz
                           -----------------------------
                           Philip C. Kantz
                           President and Chief
                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title                                                Date
--------------                                                ----


/s/ Hans A. Wolf                                    August 1, 1997
-----------------------------------------           --------------
Hans A. Wolf, Chairman of the Board

/s/ Philip C. Kantz                                 August 1, 1997
-----------------------------------------           --------------
Philip C. Kantz, Director; President and
Chief Executive Officer

/s/ John M. Palmer                                  August 1, 1997
-----------------------------------------           --------------
John M. Palmer, Vice President, Finance and
Chief Financial Officer

/s/ Michael J. Baker                                August 1, 1997
-----------------------------------------           --------------
Michael J. Baker, Controller and Chief
Accounting Officer

/s/ Robert R. Augsburger                            August 1, 1997
-----------------------------------------           --------------
Robert R. Augsburger, Director

/s/ Robert S. Cecil                                 August 1, 1997
-----------------------------------------           --------------
Robert S. Cecil, Director

/s/ Kathryn S. Hanson                               August 1, 1997
-----------------------------------------           --------------
Dr. Kathryn S. Hanson, Director

/s/ Jerry K. Myers                                  August 1, 1997
-----------------------------------------           --------------
Jerry K. Myers, Director

                           TAB PRODUCTS CO.


                   CONSOLIDATED FINANCIAL STATEMENTS
              AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                          FORM 10-K ITEM 14


                YEARS ENDED MAY 31, 1997, 1996 AND 1995

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tab Products Co.:

We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.




San Jose, California
June 26, 1997

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Year Ended May 31
                                         -------------------------------------------------------
                                             1997                1996                1995
                                             ----                ----                ----

Revenues                                 $ 154,451,000       $ 152,698,000       $ 149,951,000
                                         ---------------     ---------------     ---------------
Costs and expenses:
  Cost of revenues                          92,270,000          93,025,000          92,503,000
  Selling, general and administrative       53,765,000          52,726,000          52,561,000
  Research and development                     785,000             502,000             849,000
                                         ---------------     ---------------     ---------------
Total costs and expenses                   146,820,000         146,253,000         145,913,000
                                         ---------------     ---------------     ---------------

Operating income                             7,631,000           6,445,000           4,038,000

Interest, net                                 (974,000)         (1,558,000)         (1,881,000)
                                         ---------------     ---------------     ---------------

Earnings before income taxes                 6,657,000           4,887,000           2,157,000

Provision for income taxes                   2,896,000           2,126,000             938,000
                                         ---------------     ---------------     ---------------

Net earnings                             $   3,761,000       $   2,761,000       $   1,219,000
                                         ---------------     ---------------     ---------------
                                         ---------------     ---------------     ---------------

Earnings per common and
  equivalent shares                      $         .76       $         .57       $         .25

Average common and equivalent
  shares outstanding                         4,976,864           4,853,991           4,845,273


See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED BALANCE SHEETS


                                                                             May 31
                                                              ----------------------------------
ASSETS                                                             1997               1996
                                                              --------------      --------------
CURRENT ASSETS:
Cash and cash equivalents                                     $  8,568,000        $  9,331,000
Short-term investments                                           3,586,000           2,322,000
Accounts receivable, less allowances for doubtful
  accounts of $769,000 and $620,000                             25,550,000          23,898,000
Inventories                                                     11,381,000          11,313,000
Prepaid income taxes and other expenses                          2,320,000           1,851,000
                                                              --------------      --------------
Total current assets                                            51,405,000          48,715,000

Property, plant and equipment, net                              20,567,000          20,800,000
Goodwill, net                                                    4,281,000           4,777,000
Other assets                                                     4,446,000           4,835,000
                                                              --------------      --------------
                                                              $ 80,699,000        $ 79,127,000
                                                              --------------      --------------
                                                              --------------      --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                             $  3,313,000        $  3,813,000
Accounts payable                                                 6,677,000           5,823,000
Compensation payable                                             4,347,000           3,553,000
Other accrued liabilities                                        8,605,000           8,102,000
                                                              --------------      --------------
Total current liabilities                                       22,942,000          21,291,000
                                                              --------------      --------------
Long-term debt                                                  10,828,000          14,141,000
                                                              --------------      --------------
Deferred taxes and other noncurrent liabilities                  2,402,000           2,233,000
                                                              --------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized - 500,000 shares, issued - none
Common stock, $.01 par value, authorized - 25,000,000 shares,
  issued -1997- 7,365,803 shares, 1996 - 7,284,178 shares           74,000              73,000
Additional paid-in capital                                      13,309,000          12,705,000
Retained earnings                                               62,473,000          59,689,000
Treasury stock, 1997 and 1996 - 2,432,227 shares               (31,365,000)        (31,365,000)
Cumulative translation adjustment                                   36,000             360,000
                                                              --------------      --------------
Total stockholders' equity                                      44,527,000          41,462,000
                                                              --------------      --------------
                                                              $ 80,699,000        $ 79,127,000
                                                              --------------      --------------
                                                              --------------      --------------


See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock
                                        ---------------------
                                        Number of                Additional                                      Cumulative
                                          Shares                  Paid-in        Retained        Treasury       Translation
                                        Outstanding   Amount      Capital        Earnings          Stock         Adjustment
                                        -----------  --------   ------------   -------------   -------------    -----------

BALANCES, JUNE 1, 1994                  4,828,134    $ 73,000   $ 12,504,000   $ 57,649,000    $(31,365,000)    $ (209,000)
Net earnings                                                                      1,219,000
Dividends, $.20 per share                                                          (970,000)
Translation adjustment                                                                                            726,000
Common stock issued to
  company's tax
  deferred savings plan                    21,317                    182,000
Stock options exercised
  and tax benefit on disqualified
  common stock dispositions                 2,500                     19,000
                                        ----------   --------   -------------  -------------   -------------    -----------
BALANCES, MAY 31, 1995                  4,851,951      73,000     12,705,000     57,898,000     (31,365,000)       517,000
Net earnings                                                                      2,761,000
Dividends, $.20 per share                                                          (970,000)
Translation adjustment                                                                                            (157,000)
                                        ----------   --------   -------------  -------------   -------------    -----------
BALANCES, MAY 31, 1996                  4,851,951      73,000     12,705,000     59,689,000     (31,365,000)       360,000
Net earnings                                                                      3,761,000
Dividends, $.20 per share                                                          (977,000)
Translation adjustment                                                                                            (324,000)
Stock options exercised
  and tax benefit on disqualified
  common stock dispositions                81,625       1,000        604,000
                                        ----------   --------   -------------  -------------   -------------    -----------
BALANCES, MAY 31, 1997                  4,933,576    $ 74,000   $ 13,309,000   $ 62,473,000    $(31,365,000)    $   36,000
                                        ----------   --------   -------------  -------------   -------------    -----------
                                        ----------   --------   -------------  -------------   -------------    -----------



See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED MAY 31
                                                         -----------------------------------------------------
                                                              1997               1996                 1995
                                                         -------------       -------------       -------------

OPERATING ACTIVITIES

Net earnings                                             $  3,761,000        $  2,761,000        $  1,219,000
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
Depreciation and amortization                               4,001,000           4,065,000           4,215,000
Deferred income taxes and other liabilities                   113,000             396,000              67,000
Common stock issued to tax deferred
  savings plan                                                    -                   -               182,000
Other                                                         200,000             (12,000)            (16,000)

Changes in operating assets and liabilities:
Accounts receivable                                        (2,029,000)            882,000           6,879,000
Inventories                                                  (205,000)          3,271,000            (765,000)
Prepaid income taxes and other expenses                      (490,000)          1,853,000            (278,000)
Other assets                                                  361,000          (1,412,000)             12,000
Accounts payable                                              895,000          (1,469,000)         (2,975,000)
Compensation payable                                          811,000             635,000            (484,000)
Other accrued liabilities                                     749,000             374,000              53,000
                                                         -------------       -------------       -------------
Net cash provided by operating activities                   8,167,000          11,344,000           8,109,000
                                                         -------------       -------------       -------------

INVESTING ACTIVITIES

Purchases of property, plant and
  equipment, net                                           (3,309,000)         (2,825,000)         (1,946,000)
Purchases of short-term investments                        (7,198,000)         (5,998,000)           (101,000)
Sales of short-term investments                             5,934,000           5,276,000             895,000
                                                         -------------       -------------       -------------
Net cash required by investing activities                  (4,573,000)         (3,547,000)         (1,152,000)
                                                         -------------       -------------       -------------

FINANCING ACTIVITIES

Repayment of debt                                          (3,813,000)         (4,092,000)         (2,349,000)
Proceeds from issuance of common stock                        491,000                 -                18,000
Dividends paid                                               (977,000)           (970,000)           (970,000)
                                                         -------------       -------------       -------------
Net cash required by financing activities                  (4,299,000)         (5,062,000)         (3,301,000)
                                                         -------------       -------------       -------------
Effect of exchange rate changes on cash                       (58,000)           (157,000)            726,000
                                                         -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents             (763,000)          2,578,000           4,382,000
Cash and cash equivalents at beginning of year              9,331,000           6,753,000           2,371,000
                                                         -------------       -------------       -------------
Cash and cash equivalents at end of year                 $  8,568,000        $  9,331,000        $  6,753,000
                                                         -------------       -------------       -------------
                                                         -------------       -------------       -------------


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

TRANSLATION OF FOREIGN CURRENCIES The assets and liabilities of the Company's Canadian, Australian and European subsidiaries are translated into U.S. dollars at current exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in net earnings.

CASH AND CASH EQUIVALENTS are highly liquid investments purchased with an original maturity of three months or less.

SHORT-TERM INVESTMENTS represent debt securities which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. While the company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Unrealized holding gains and losses were not material for any periods presented.

INVENTORIES are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out (LIFO) method for domestic inventories, which was approximately $2,003,000 at May 31, 1997 ($1,977,000 at May 31, 1996). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT, including significant improvements to existing facilities are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are as follows: Field service parts 3-5 years; land improvements 10-30 years; buildings 20-50 years; machinery and equipment 3-15 years; furniture and fixtures 3-10 years. Leasehold improvements are amortized over the shorter of their useful lives or the term of the lease.

GOODWILL represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $496,000, $464,000 and $432,000 in fiscal years 1997, 1996 and 1995, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

RECENTLY ISSUED ACCOUNTING STANDARDS In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the fiscal year beginning June 1, 1998.

REVENUE RECOGNITION Revenues on product sales are recognized upon product shipment. Related installation revenues are recognized when installation is complete. Equipment service revenues are recognized ratably over the contractual period or as the services are performed.

EARNINGS PER SHARE is computed using the average number of common and dilutive common equivalent shares outstanding (see Note 12).

STOCKHOLDERS' EQUITY Shares of the Company which are repurchased are treated as Treasury stock and are accounted for under the cost method.

INCOME TAXES Deferred income taxes are provided for temporary differences between financial statements and income tax reporting, in accordance with SFAS No. 109.

STOCK-BASED COMPENSATION The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS The company believes that the carrying amount for cash and cash equivalents, short-term investments, accounts receivables, accounts payable and long-term debt approximated fair value as of May 31, 1997.

CONCENTRATIONS OF CREDIT RISK Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade accounts receivable. The company places its cash and cash equivalents and short-term investments with what it believes are high credit quality financial institutions. The company sells its products primarily to companies in North America, Europe and Australia. The company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Short-Term Investments
The company's short-term investments have been classified as available-for-sale securities. The amortized cost of available-for-sale securities at May 31, 1997 and May 31, 1996 are presented in the table which follows. Available-for-sale securities are classified as current assets and mature generally within six months. For each category of investment securities the fair market value approximates amortized cost.

                                                          May 31
                                         -------------------------------------
                                              1997                    1996
                                         -------------------------------------
Corporate obligations                      $  3,320,000
U.S. Government obligations                     266,000          $  2,322,000
                                         -------------------------------------
                                           $  3,586,000          $  2,322,000
                                         -------------------------------------
                                         -------------------------------------

2.  Inventories                                           May 31
                                         -------------------------------------
                                                 1997                 1996
                                         -------------------------------------
Finished goods                             $  6,669,000          $  7,421,000
Work in process                               1,319,000               516,000
Raw material                                  3,393,000             3,376,000
                                         -------------------------------------
                                          $  11,381,000          $ 11,313,000
                                         -------------------------------------
                                         -------------------------------------

If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $1,190,000 at May 31, 1997 and $1,410,000 at May 31, 1996. The liquidation of certain LIFO inventory increased earnings before income tax by $220,000 in 1997 and had no significant impact on earnings in 1996 and 1995.

3.  Property, Plant and Equipment                          May 31
                                         -------------------------------------
                                                 1997                1996
                                         -------------------------------------
Land and improvements                     $     990,000       $     990,000
Buildings and improvements                   18,667,000          18,638,000
Machinery and equipment                      16,589,000          16,424,000
Furniture and fixtures                       16,109,000          15,475,000
Leasehold improvements                          276,000             259,000
Field service spare parts                     2,867,000           2,264,000
                                         -------------------------------------
                                             55,498,000          54,050,000
Less accumulated depreciation
 and amortization                           (34,931,000)        (33,250,000)
                                         -------------------------------------
                                          $  20,567,000       $  20,800,000
                                         -------------------------------------
                                         -------------------------------------

4.  Long-Term Debt and Credit Line                          May 31
                                         -------------------------------------
                                                1997                 1996
Unsecured term loans                      $  12,500,000       $  16,000,000
Unsecured term loans from bank                1,641,000           1,954,000
                                         -------------------------------------
Total debt                                   14,141,000          17,954,000
Less current portion                         (3,313,000)         (3,813,000)
                                         -------------------------------------
Long-term debt                            $  10,828,000       $  14,141,000
                                         -------------------------------------
                                         -------------------------------------


The company has $12,500,000 of unsecured term loans outstanding: $8,500,000 at 8.7% with principal payments through fiscal 2001 and $4,000,000 at 6.9% with principal payments through fiscal 2003. The company also has a $1,641,000 unsecured term loan outstanding from a bank with principal payments through fiscal 2003. Interest on the bank loan is at the bank's reference rate (8.50% at May 31, 1997) plus .50%. The company, at its discretion, can select other interest rate methods for this bank loan. These interest rate methods include a fixed rate option, long-term rate option and an offshore rate option. The term loans contain restrictions with respect to certain payments (including dividends) additional debt, creation of liens and guarantees and maintenance of minimum quick assets and stockholders' equity.

The company has an unsecured revolving line of credit of $10 million as of May 31, 1997 which expires October 31, 1998. Borrowings are available at the bank's reference rate (8.50% at May 31, 1997) or at certain rate options, such as fixed rate, long-term rate and offshore rate options which may be lower. The company had no borrowings outstanding under this line as of May 31, 1997.

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Required principal payments of long-term debt are payable as follows: Year ending May 31, 1998-$3,313,000; 1999-$3,437,000; 2000-$3,437,000; 2001-
$1,937,000; 2002-$1,062,000 and thereafter $955,000.

Cash paid for interest which approximates interest expense was $1,515,000, $1,850,000 and $2,150,000 for fiscal 1997, 1996 and 1995, respectively.

5.  Other Accrued Liabilities                              May 31
                                         -------------------------------------
                                                1997                   1996
                                         -------------------------------------
Payroll and related benefits               $  2,138,000          $  2,106,000
Deferred service contract income              2,819,000             2,115,000
Dividends                                       247,000               243,000
Amount due to independent sales reps            943,000               955,000
Other                                         2,458,000             2,683,000
                                         -------------------------------------
                                           $  8,605,000          $  8,102,000
                                         -------------------------------------
                                         -------------------------------------

6.  Income Taxes
Earnings before income taxes and the provision for income taxes are comprised of the following for the years ended May 31:


                                      1997              1996            1995
                               -------------------------------------------------
Earnings  before income
 taxes:
Domestic                       $  4,648,000      $  3,785,000      $  1,479,000
Foreign                           2,009,000         1,102,000           678,000
                               ------------      ------------      ------------
                               $  6,657,000      $  4,887,000      $  2,157,000
                               -------------------------------------------------
                               -------------------------------------------------

Provision (credit) for
 income taxes:
Current:
Federal                        $  1,685,000      $    942,000      $    (19,000)

State                               398,000           229,000            37,000
Foreign                             740,000           568,000           239,000
                               -------------------------------------------------
                                  2,823,000         1,739,000           257,000
                               -------------------------------------------------
Deferred:
Federal                              13,000           354,000           544,000
State                                32,000            31,000           145,000
Foreign                              28,000             2,000            (8,000)
                               -------------------------------------------------
                                     73,000           387,000           681,000
                               -------------------------------------------------
                               $  2,896,000      $  2,126,000      $    938,000
                               -------------------------------------------------
                               -------------------------------------------------

The following is a reconciliation of the effective income tax rates, for financial statement purposes.


                                        Percentage of Pre-Tax Earnings
                               ----------------------------------------------
                                        1997              1996          1995
                               --------------    --------------  ------------
United States statutory rate           35.0%             35.0%         34.0%
State income taxes,
    net of federal income
    tax benefit                         4.3               3.5           5.6
Non-deductible goodwill                 2.6               3.6           8.1
Foreign tax credit                                                     (3.3)
Other                                   1.6               1.4           (.9)
                               --------------    --------------  ------------
Effective tax rate                     43.5%             43.5%         43.5%
                               --------------    --------------  ------------
                               --------------    --------------  ------------

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the company's net deferred tax liabilities are as follows:

                                                            May 31
                                                  -------------------------
                                                       1997         1996
                                                  ------------ ------------
DEFERRED TAX ASSETS
Postretirement benefit obligation                 $  524,000   $  502,000
Reserves not currently deductible                  1,081,000    1,047,000
Vacation accrual                                     452,000      382,000
Allowance for doubtful accounts                      228,000      205,000
Operating loss carry forwards                         46,000      120,000
Other                                                119,000      219,000
                                                  ------------ ------------
                                                   2,450,000    2,475,000
                                                  ------------ ------------
DEFERRED TAX LIABILITIES
Differences between book and tax basis of
 property                                         (1,891,000)  (1,737,000)
Pension contribution                              (1,336,000)  (1,439,000)
Other                                               (147,000)    (150,000)
                                                  ------------ ------------
                                                  (3,374,000)  (3,326,000)
                                                  ------------ ------------
Net deferred tax liabilities                      $ (924,000)  $ (851,000)
                                                  ------------ ------------
                                                  ------------ ------------

                                                           May  31
                                                  -------------------------
                                                     1997           1996
                                                  ------------ ------------
NET DEFERRED TAX ASSETS (LIABILITIES) WERE
COMPRISED OF THE FOLLOWING:
Current assets                                    $  410,000   $  301,000
Non-current liabilities                           (1,334,000)  (1,152,000)
                                                  ------------ ------------
Net deferred tax liabilities                      $ (924,000)  $ (851,000)
                                                  ------------ ------------
                                                  ------------ ------------

The company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries which the company intends to reinvest indefinitely. Cash payments for income taxes were: $2,581,000, $700,000 and $780,000 in 1997, 1996 and 1995, respectively.

7.  Employee Benefit Plans

The company maintains a defined benefit pension plan for substantially all domestic employees. Plan benefits are based on compensation and length of ervice and provide for normal retirement at age 65. The company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax deductible amount allowed.

The plan's assets are invested in short-term money market instruments, fixed income securities and common stock.

Net pension cost was $395,000, $782,000 and $603,000 for fiscal 1997, 1996 and 1995, respectively, and included the following components.


                                           1997           1996         1995
                                     --------------  -------------  ------------
Cost of benefits earned              $   729,000     $   641,000    $  581,000
Interest cost on projected benefit
    obligation                         1,537,000       1,378,000     1,256,000
Actual return on plan assets          (1,694,000)     (4,579,000)   (1,042,000)
Amortization of initial
    unrecognized net obligation           22,000          22,000        22,000
Unrecognized prior service cost           19,000          19,000        19,000
Deferred gain (loss)                    (218,000)      3,301,000      (233,000)
                                     --------------  -------------  ------------
Net pension cost                     $   395,000     $   782,000    $  603,000
                                     --------------  -------------  ------------
                                     --------------  -------------  ------------

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the plans funded status:

                                                           May 31
                                               --------------------------------
                                                      1997              1996
                                               --------------  ----------------
Pension plan assets at market value            $  21,444,000    $  20,465,000
                                               --------------  ----------------
Less present value of projected
 benefit obligation:
Vested                                            17,657,000       15,635,000
Non-vested                                           915,000          850,000
Effect of projected future
    compensation levels                            2,743,000        2,183,000
                                               --------------  ---------------
Projected benefit obligation                      21,315,000       18,668,000
                                               --------------  ---------------
Excess of plan assets over projected benefit
    obligation                                       129,000        1,797,000
Prior service cost                                   229,000          248,000
Unrecognized net obligation at date of initial
    application, amortized over 20 years             223,000          245,000
Unrecognized net loss                              2,638,000        1,324,000
                                               --------------  ---------------
Prepaid pension expense                         $  3,219,000    $   3,614,000
                                               --------------  ---------------
                                               --------------  ---------------

The weighted average discount rate and long-term rate of compensation increase used in determining the actuarial present value of the projected benefit obligations were 8% and 5%, respectively, at year end 1997 and 8.25% and 5%, respectively, at year end 1996. The expected long-term rate of return on plan assets for fiscal 1998 is 9.5%, the same as fiscal 1997.

The company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the company make contributions in either cash or common stock, at its option, equal to 50% of minimum contributions made by participating employees. The plan also provides for additional company contributions up to a maximum of 75% of participating employees' minimum contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $445,000, $419,000 and $360,000 for fiscal 1997, 1996 and 1995, respectively.

The company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the company. Generally, company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

Net postretirement benefit cost was $172,000, $178,000 and $180,000 for fiscal years 1997, 1996 and 1995, respectively. The company's postretirement health care plans are not funded.

Accumulated postretirement benefit obligation:

                                                             May 31
                                                -------------------------------
                                                       1997            1996
                                                --------------  ---------------
Retirees                                        $  1,078,000    $    1,259,000
Fully eligible active plan participants              146,000           142,000
Other active plan participants                       332,000           218,000
                                                --------------  ---------------
Total accumulated postretirement benefit
    obligation                                     1,556,000         1,619,000
Unrecognized prior service costs                      77,000            87,000
Unrecognized net loss                               (366,000)         (439,000)
                                                --------------  ---------------
Accrued postretirement benefit cost             $  1,267,000    $    1,267,000
                                                --------------  ---------------
                                                --------------  ---------------

Net postretirement benefit costs consisted of the following components:

                                       1997            1996             1995
                                   ------------  --------------  ---------------
Service cost                         $  38,000    $   33,000       $   29,000
Interest cost on accumulated
    postretirement benefit
    obligation                         123,000       132,000          139,000
Net amortization and deferrals          11,000        13,000           12,000
                                   ------------  --------------  ---------------
Net postretirement benefit costs    $  172,000    $  178,000       $  180,000
                                   ------------  --------------  ---------------
                                   ------------  --------------  ---------------

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 1996 was 10% decreasing linearly each successive year until it reaches 5% in 2002, after which it will

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remain constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of year end 1997 by approximately 2%. The effect of this change on net postretirement health care cost for fiscal year 1997 would be an increase of approximately 2%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8% for fiscal 1997 and 8.25% for fiscal 1996.

8.  Stock Option Plans

Under the 1991 Employee Stock Option Plan (the Option Plan) the company may grant options to purchase shares of common stock to officers and key employees at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 4-year period.

In June, 1995 the company canceled stock options to purchase 776,500 shares of the company's common stock at prices ranging from $6.38 to $13.50 and exchanged them for options to purchase 576,500 shares of the company's common stock at the then current market value of $6.00 per share with new vesting periods. The vesting for exchanged options was 50% on the first anniversary of the grant, and 25% on each of the second and third anniversaries.

The Tab Products Co. 1996 Outside Directors' Option Plan (the Directors' Plan) was adopted by the company in fiscal 1996 and approved by stockholders at the Annual Stockholders' Meeting on October 17, 1996. Under the Directors' Plan, an initial grant of 10,000 shares was automatically granted to all existing outside directors at the date of stockholder approval and to all future new outside directors at the date they are appointed as directors. The options are granted at the fair market value at date of grant, expire 10 years from the date of grant and become exercisable ratably over a 4-year period.

Under the Directors' Plan outside directors of the company are automatically granted additional options annually, to purchase 2,000 shares of common stock of the company at the fair market value at the date of grant for each year that such person remains a director of the company. The grant date will be the date of the annual stockholders' meeting. Annual options granted under the plan are immediately exercisable and expire 10 years from the date of grant. The total shares authorized under the plan is 150,000 of which 50,000 shares were granted in fiscal 1997. All options issued under the Directors' Plan are non-qualified options.

On January 27, 1997 250,000 shares of common stock were granted to the company's President and Chief Executive Officer, of which 242,000 shares were granted under Non-qualified Option Agreements. These shares were granted separate from the company's 1991 Employee Stock Option Plan. The shares were granted at the fair market value at the date of grant ($9.25). These options generally expire 10 years from the date of grant and become exercisable in twelve quarterly installments from the grant date, except for 100,000 shares that become exercisable in 50,000 share increments four and five years from the grant date or sooner upon the achievement of certain business milestones.

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option activity under the plans is as follows:

                                                                           Weighted
                                                                            Average
                                                        Number of          Exercise
                                                         Shares              Price
                                                      -------------      ---------------
Outstanding, June 1, 1994                                   868,875               $10.25
Granted                                                      30,000                 7.00
Exercised                                                    (2,500)                7.38
Canceled                                                    (37,875)               10.78
                                                      -------------      ---------------
Outstanding, May 31, 1995 (620,500 exercisable at
    a weighted average price of $10.38)                     858,500                10.12
Granted (weighted average fair value of $1.33)              722,000                 6.08
Canceled                                                   (894,250)                9.96
                                                      -------------      ---------------
Outstanding, May 31, 1996 (3,750 exercisable at a
    weighted average price of $6.38)                        686,250                 6.08
Granted (weighted average fair value of $2.26)              343,500                 8.69
Exercised                                                   (81,625)                6.03
Canceled                                                   (171,750)                6.00
                                                      -------------      ---------------
Outstanding, May 31, 1997 (207,125 exercisable at
    weighted average price of $6.26)                        776,375                 7.26
                                                      -------------
                                                      -------------
Additional information regarding options outstanding
as of May 31, 1997 is as follows:

                                     Options Outstanding                 Options Exercisable
                               ------------------------------  ------------------------------------
                               Weighted Avg.
                                 Remaining
   Range of          Number     Contractual     Weighted Avg.         Number         Weighted Avg.
Exercise Prices    Outstanding  Life (yrs.)    Exercise Price       Exercisable     Exercise Price
---------------    ----------- -------------   --------------       -----------     --------------
$6.00 - $6.38       357,875         8.0                 $6.02           179,626               $6.02
$6.50 - $7.63       163,500         9.0                  6.84            15,000                6.59
$9.25 - $9.50       255,000         9.7                  9.25            12,499                9.25
-------------       -------         ---                  ----            ------                ----
$6.00 - $9.50       776,375         8.8                 $7.26           207,125               $6.26
                    -------                                             -------
                    -------                                             -------


At May 31, 1997 456,031 and 100,000 shares were available for future grants under the Option Plan and Directors' Plan, respectively.

Additional Stock Plan Information

As discussed in the Statement of Accounting Policies, the company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 30.8% in fiscal 1997 and fiscal 1996; risk free interest rates, 6.25% in fiscal 1997 and fiscal 1996; and a dividend rate of 2.5% in fiscal 1997 and fiscal 1996. The company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3,541,000 ($.71 per share) in fiscal 1997 and $2,286,000 ($.47 per share) in fiscal 1996. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excluded from the pro forma calculation; accordingly, the fiscal 1997 and fiscal 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.  Commitments and Contingencies

The company and its subsidiaries are obligated under leases of certain office and warehouse facilities expiring at various dates through 2012. The future minimum rental payments under these lease agreements at May 31, 1997 are as follows:
         1998     $1,878,000
         1999      1,278,000
         2000      1,016,000
         2001        531,000
         2002         93,000
   Thereafter        222,000
                  ----------
                  $5,018,000
                  ----------
                  ----------

Total rentals charged to expense amounted to $2,632,000 in 1997, $2,802,000 in 1996 and $2,561,000 in 1995.

10. Major Customer

Revenues derived from the U.S. Government were 10% of total revenues in fiscal year 1996. No single customer accounted for greater than 10% of consolidated revenues in fiscal 1997 and 1995.

11. Foreign Subsidiaries

The company has three foreign subsidiaries which market their products in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation.

Foreign revenues were $32,214,000, $30,132,000 and $29,383,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Foreign operating income was $2,240,000, $1,045,000 and $940,000 for the years ended May 31, 1997, 1996 and
1995, respectively.

Total identifiable assets (excluding cash) and liabilities in foreign countries were $9,216,000 and $3,151,000, respectively, at May 31, 1997 compared with $8,835,000 and $2,620,000 at May 31, 1996.

Transaction and exchange gains (losses) included in earnings, amounted to approximately $(18,000), $(225,000) and $191,000 in fiscal 1997, 1996 and and
1995, respectively.

12. Earnings Per Share

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

If SFAS 128 had been in effect during the current and prior years, basic EPS would have been $.77 and $.57 for the year ended May 31, 1997 and May 31, 1996, respectively. Diluted EPS under SFAS 128 would have been the same

    TAB PRODUCTS CO.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as previously reported for the years ended May 31, 1997 and 1996.

13. Selected Quarterly Data (Unaudited)
    (In thousands, except per share data)

                                             Gross                    Net                   Earnings
Fiscal Quarter Ended      Revenues         Profit (1)               Earnings                Per Share
-------------------- ------------------ --------------------- ----------------------- --------------------
1997
AUGUST 31                $  35,012                $14,105                  $  679                   $  .14
NOVEMBER 30                 40,255                 16,185                   1,183                      .24
FEBRUARY 28                 38,761                 15,939                   1,092                      .22
MAY 31                      40,423                 15,952                     807                      .16
                     ------------------ --------------------- ----------------------- --------------------
                         $ 154,451                $62,181                  $3,761                   $  .76
                     ------------------ --------------------- ----------------------- --------------------
                     ------------------ --------------------- ----------------------- --------------------

1996
AUGUST 31                $  37,414                $14,591                  $  593                   $  .12
NOVEMBER 30                 38,862                 15,370                     826                      .17
FEBRUARY 29                 37,674                 14,678                     723                      .15
MAY 31                      38,748                 15,034                     619                      .13
                     ------------------ --------------------- ----------------------- --------------------
                         $ 152,698                $59,673                  $2,761                   $  .57
                     ------------------ --------------------- ----------------------- --------------------
                     ------------------ --------------------- ----------------------- --------------------


(1)  Revenues less cost of revenues.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tab Products Co.:

We have audited the consolidated financial statements of Tab Products Co. and its subsidiaries as of May 31, 1997 and 1996, and for each of the three years in the period ended May 31, 1997, and have issued our report thereon dated June 26, 1997; such financial statements and report are included in your fiscal 1997 Annual Report to Stockholders. Our audits also included the financial statement schedule of Tab Products Co., for the years ended May 31, 1997, 1996 and 1995, listed in Item 14 (A)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

San Jose, California
June 26, 1997

                     TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES

                                    SCHEDULE II
                         VALUATION AND QUALIFYING ACCOUNTS




                                             Additions Uncollectible
                             Balance at      Charged to     Accounts      Balance at
Allowance for Doubtful       Beginning       Costs and     Charged to        End
Accounts Receivable          of Period        Expenses      Reserve       of Period
-------------------          ---------       ----------    ----------     ---------

Year ended May 31, 1997      $620,000        $400,000      $251,000       $769,000

Year ended May 31, 1996      $708,000        $187,000      $275,000       $620,000

Year ended May 31, 1995      $711,000        $221,000      $224,000       $708,000
