Form 10-Q
period 1997-08-31
TAB PRODUCTS CO
filed 1997-10-14
CIK 96116

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark one)

    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended  AUGUST 31, 1997

                                          OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______

                         Commission file number:    1-7736

                                   TAB PRODUCTS CO.
        ---------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

            DELAWARE                                  94-1190862
-----------------------------------     ---------------------------------------
    (State of Incorporation)               (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                    94304
------------------------------------------              -----------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number - including area code       (650) 852-2400
                                                        -----------------

                                    NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X       No
                                           -------       --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 31, 1997 - 5,041,576.

This report, including all exhibits and attachments, contains 12 pages.

                                   TAB PRODUCTS CO.

                                        INDEX

                          PART I.     FINANCIAL INFORMATION

                                                                  Page No.

ITEM 1.       Financial Statements:

              Consolidated Condensed Balance Sheets
              August 31, 1997 and May 31, 1997                       3

              Consolidated Condensed Statements of Earnings
              Three months ended August 31, 1997 and 1996            4

              Consolidated Condensed Statements of Cash Flows
              Three months ended August 31, 1997 and 1996            5

              Supplemental Financial Data - Notes                    6

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    7


                            PART II.     OTHER INFORMATION

ITEM 6.       Exhibits                                              10

              Signatures                                            12

                            PART 1: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                   TAB PRODUCTS CO.
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (000's omitted except share data)



ASSETS                                               August 31, 1997       May 31, 1997
                                                    -----------------     ---------------
Current assets:
   Cash and cash equivalents                              $     6,920         $    8,568
   Short-term investments                                       4,779              3,586
   Accounts receivable, less allowances of
     $721 and $769 for doubtful accounts                       25,193             25,550
   Inventories                                                 12,224             11,381
   Prepaid income taxes and other expenses                      2,348              2,320

                                                    -----------------     ---------------
    Total current assets                                       51,464             51,405

Property, plant and equipment, net of accumulated
  depreciation of $35,760 and $34,931                          20,529             20,567
Goodwill, net                                                   4,139              4,281
Other assets                                                    4,362              4,446

                                                    -----------------     ---------------
                                                          $    80,494         $   80,699
                                                    -----------------     ---------------
                                                    -----------------     ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                      $     3,313         $    3,313
   Accounts payable                                             6,294              6,677
   Compensation payable                                         3,791              4,347
   Other accrued liabilities                                    8,343              8,605

                                                    -----------------     ---------------
    Total current liabilities                                  21,741             22,942
                                                    -----------------     ---------------

Long-term debt                                                 10,750             10,828
                                                    -----------------     ---------------
Deferred taxes and other non-current liabilities                2,370              2,402
                                                    -----------------     ---------------

Stockholders' equity:
   Preferred stock: $.01 par value, authorized -
      500,000 shares, issued - none                               -                  -
   Common stock: $.01 par value, authorized -
      25,000,000 shares, issued - August 1997
      - 7,473,803 shares and May 1997
      - 7,365,803 shares                                           79                 74
   Additional paid-in capital                                  13,952             13,309
   Retained earnings                                           63,109             62,473
   Treasury stock: August 1997 and May 1997 -
      2,432,227 shares                                        (31,365)            (31,365)
   Cumulative translation adjustment                             (142)                36

                                                    -----------------     ---------------
     Total stockholders' equity                                45,633             44,527
                                                    -----------------     ---------------
                                                          $    80,494         $   80,699
                                                    -----------------     ---------------
                                                    -----------------     ---------------

                                   TAB PRODUCTS CO.
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                          (000's omitted except share data)

                                                          Three Months Ended
                                                              August 31
                                                   ---------------------------
                                                          1997         1996
                                                    -----------   ------------

Revenues                                            $    39,443   $    35,012
                                                    -----------   ------------

Costs and expenses:
   Cost of revenues                                      23,521        20,907
   Selling, general and administrative                   13,962        12,449
   Research and development                                 224           173
                                                    -----------   ------------
      Total costs and expenses                           37,707        33,529
                                                    -----------   ------------

      Operating income                                    1,736         1,483

Interest, net                                              (168)         (281)
                                                    -----------   ------------
      Earnings before income taxes                        1,568         1,202

Provision for income taxes                                  682           523

                                                    -----------   ------------
      Net earnings                                   $      886    $      679
                                                    -----------   ------------
                                                    -----------   ------------

      Earnings per common and equivalent share       $     0.17    $     0.14
                                                    -----------   ------------
                                                    -----------   ------------

Average common and equivalent shares outstanding      5,195,747     4,861,596

                                   TAB PRODUCTS CO.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (000's omitted)


                                                                    Three Months Ended
                                                                        August 31
                                                                -------------------------
                                                                   1997           1996
                                                                -----------    ----------
Operating Activities:

   Net earnings                                                   $    886       $    679

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                                     1,086            987

   Other                                                               (26)            60

   Changes in operating assets and liabilities:
       Accounts receivable                                             272            549
       Inventories                                                    (922)            72
       Prepaid income taxes and other expenses                         (36)          (380)
       Other assets                                                     53            359
       Accounts payable                                               (356)          (153)
       Commissions payable                                            (546)          (966)
       Other accrued liabilities                                      (255)          (121)

                                                                ----------     ----------
        Net cash provided by operating activities                      156          1,086
                                                                ----------     ----------

Investing Activities:

   Purchase of property, plant and equipment, net                     (916)          (541)
   Purchases of short-term investments                              (2,934)        (1,929)
   Sales of short-term investments                                   1,741            479

                                                                ----------     ----------
        Net cash required by investing activities                   (2,109)        (1,991)
                                                                ----------     ----------

Financing Activities:

   Repayment of long-term debt                                         (78)           (78)
   Proceeds from issuance of common stock                              647            -
   Dividends paid                                                     (250)          (243)

                                                                ----------     ----------
        Net cash provided (required) by financing activities           319           (321)
                                                                ----------     ----------

Effect of exchange rate changes on cash                                (14)            29
                                                                ----------     ----------

Decrease in cash and cash equivalents                               (1,648)        (1,197)

Cash and cash equivalents at beginning of period                     8,568          9,331

                                                                ----------     ----------
Cash and cash equivalents at end of period                        $  6,920       $  8,134
                                                                ----------     ----------
                                                                ----------     ----------

                                   TAB PRODUCTS CO.
                   SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)



1.  Inventories consisted of the following (000's omitted):

                                            August 31, 1997     May 31, 1997
                                            ---------------     -------------

         Finished goods                           $   7,369        $   6,669
         Work in process                                987            1,319
         Raw materials                                3,868            3,393
                                            ---------------     -------------
                                                  $  12,224        $  11,381
                                            ---------------     -------------
                                            ---------------     -------------

2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the three month periods ended August 31, 1997 and 1996 were as follows:

                        RECORD DATE    SHARES OUTSTANDING  DIVIDEND PER SHARE
                        -----------    ------------------  ------------------

                    August 25, 1997             5,041,576             $  0.05

                    August 26, 1996             4,851,951             $  0.05

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). The company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.18 and $.14 for the quarters ended August 31, 1997 and August 31, 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.


5. The above financial information reflects all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. These financial statements should be read in conjunction with the company's audited financial statements for the year ended May 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At August 31,1997 the company had cash and short-term investments of $11.7 million, a decrease of $0.5 million from the $12.2 million at May 31, 1997. The company's working capital position at August 31, 1997 was $29.7 million as compared with $28.5 million at May 31, 1997. The current ratio of 2.4 at August 31,1997 was up from 2.2 reported for May 31, 1997. Inventories at August 31, 1997 were $12.2 million, an increase of $0.8 million compared to the $11.4 million reported at May 31, 1997. The higher inventory value was the result of planned increases in certain inventory levels to meet peak period demands during the September to December time frame. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment, which were primarily focused on manufacturing equipment and management information systems were $0.9 million during the three months ended August 31,1997. Capital expenditures to support operations for fiscal 1998 are expected to be in the range of $4.0 to $4.5 million.

For the three month period ended August 31,1997 the company paid cash dividends of $250,000 as compared to $243,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at August 31, 1997.


RESULTS OF OPERATIONS

REVENUES for the first quarter of fiscal 1998 amounted to $39.4 million, up $4.4 million or 12.7% from the $35.0 million reported in the first quarter of fiscal 1997. The increased revenues were realized in both our domestic operations ($3.4 million) and international operations ($1.0 million). Records management products and services were the primary source of the improved revenues.

COST OF REVENUES, as a percentage of revenues, was 59.6% for the first quarter of fiscal 1998, a slight improvement from the 59.7% reported in the first quarter of fiscal 1997. Cost of revenues was $23.5 million for the quarter ended August 31, 1997 as compared to the $20.9 million reported in the comparable quarter of fiscal 1997. The increase of $2.6 million is primarily the result of the higher revenues reported in the quarter.

OPERATING EXPENSES were $14.2 million or 36.0% of total revenues for the first quarter of fiscal 1998 as compared to $12.6 million or 36.1% of total revenues for the first quarter of fiscal 1997. The increase in operating expenses during the first quarter is primarily the result of higher commission expense of $791,000 as a result of the increased revenues in the quarter. In addition, operating expenses were higher during the quarter as result of regional training programs ($284,000), management information systems primarily focused on sales force automation tools ($153,000) and independent sales channel support costs ($147,000).

INTEREST EXPENSE, net, was $168,000 in the first quarter of fiscal 1998 as compared to $281,000 in the first quarter of fiscal 1997. The decrease for the three months ended August 31, 1997 was primarily due to a $3.8 million reduction in overall debt level as compared to August 31, 1996 as a result of debt repayments during fiscal 1998 and fiscal 1997.

EARNINGS PER SHARE for the three months ended August 31,1997 were $.17 per share, an increase of 21% over the $.14 per share earned in the first quarter of the prior fiscal year.

BUSINESS ENVIRONMENT AND RISK FACTORS
The company's future operating results may be affected by various trends and factors which the company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the company's control which affect its operations. Such trends and factors include, but are not limited to, adverse changes in economic conditions and risks in government contracting in the markets for the company's products, governmental regulation, fluctuations in foreign exchange rates, effectiveness of the company's various sales channels and the company's ability to attract, assimilate and retain key senior management, sales and marketing personnel.

                             PART II:   OTHER INFORMATION


ITEM 1   Legal Proceedings

         Not applicable.

ITEM 2   Changes in Securities

         Not applicable.

ITEM 3   Defaults Upon Senior Securities

         Not applicable.

ITEM 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5   Other Information

         Not applicable.

ITEM 6.       Exhibits

         (a)  10.1    Registrants 1981 Incentive Stock Option Plan (Exhibit
                      (10) of the 1983 10-K)(1,2)
              10.2    Amended 1981 Incentive Stock Option Plan (Exhibit (10) of
                      the 1987 10-K)(1,2)
              10.3    1991 Stock Option Plan (Exhibit 10.1 of the 1991 10-K)1,2
              10.4     Note Agreement of Tab Products Co. dated as of March 20,
                      1992 in the aggregate principal amount of $15,000,000
                      (Exhibit 10.5 of the 1992 10-K)(2)
              10.5    Amendment dated July 27, 1993 to Note Agreement of
                      Tab Products Co. dated as of March 20, 1992 (Exhibit
                      10.16 filed with Form 10-Q for the quarter ended August
                      31, 1993)(2)
              10.6    Note Agreement of Tab Products Co. dated October 7, 1993
                      (Exhibit 10.20 filed with Form 10-Q for the quarter ended
                      August 31, 1993)(2)
              10.7    Letter dated October 7, 1993 amending the Note Agreement
                      dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
              10.8    Letter dated October 27, 1993 amending the Prudential
                      Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
              10.9    Letter dated June 15, 1995 amending the Prudential Note
                      Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
              10.10   Letter dated July 21, 1995 amending the Prudential Note
                      Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
              10.11   Letter dated December 13, 1995 amending the Prudential
                      Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30,
                      1995)(2)
              10.12   Bank of America Business Loan Agreement dated
                      August 26, 1996 (Exhibit 10.36 filed with the 1996 Form
                      10-K)(2)
              10.13   Letter dated August 20, 1996 amending the Prudential Note
                      Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
              10.14   Form of Indemnity Agreement between the company and each
                      of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30,
                      1996)(1,2)
              10.15   Change of Control Agreement between the company and
                      Jack Peth (Exhibit 10.39 filed with Form 10-Q for the quarter ended November 30, 1996)(1,2)
              10.16   Form of Change of Control Agreement between the company
                      and named Executive Officers other than the Chief
                      Executive Officer (Exhibit 10.40 filed with Form 10-Q for the quarter ended November 30, 1996)(1,2)
              10.17   Outside Directors' Option Plan and Agreement (Exhibit
                      10.41 filed with Form 10-Q for the quarter ended November
                      30, 1996)(1,2)
              10.18   Employment Agreement between the company and
                      Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
              10.19   Nonqualified Stock Option Agreement between the company
                      and Philip C. Kantz (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)

              10.20   Nonqualified Stock Option Agreement between the company
                      and Philip C. Kantz (Exhibit 10.44 filed with Form 10-Q
                      for the quarter ended February 28, 1997)(1,2)
              10.21   Nonqualified Stock Option Agreement between the company
                      and Philip C. Kantz (Exhibit 10.45 filed with Form 10-Q
                      for the quarter ended February 28, 1997)(1,2)
              27      Financial Data Schedule

             (1)      Compensatory Plan or Arrangement.
             (2) Incorporated by reference from the noted previously filed document.

         (b)  Reports on Form 8-K

              None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     TAB PRODUCTS CO.
                                            -----------------------------------
                                                       (Registrant)



Date:    October 14, 1997                   /s/ John M. Palmer                .
                                            -----------------------------------
                                            John M. Palmer, Vice President,
                                            Finance and Chief Financial Officer



Date:    October 14, 1997                   /s/ Michael J. Baker              .
                                            -----------------------------------
                                            Michael J. Baker, Controller