Form 10-Q
period 1997-11-30
TAB PRODUCTS CO
filed 1998-01-14
CIK 96116

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

(Mark one)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   November 30, 1997

                                         OR

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                         Commission file number:    1-7736

                                   TAB PRODUCTS CO.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

               DELAWARE                                94-1190862
       ------------------------            ------------------------------------
       (State of Incorporation)              (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                         94304
------------------------------------------                  -------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number - including area code            (650) 852-2400
                                                            -------------------

                                  NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X       No
                                            ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 1997 - 5,103,014.

This report, including all exhibits and attachments, contains  13  pages.

                                  TAB PRODUCTS CO.

                                       INDEX

                          PART I.   FINANCIAL INFORMATION

                                                                      Page No.

ITEM 1.    Financial Statements:

           Consolidated Condensed Balance Sheets
                November 30, 1997 and May 31, 1997                        3

           Consolidated Condensed Statements of Earnings
                Three and six months ended November 30,
                1997 and 1996                                             4

           Consolidated Condensed Statements of Cash Flows
                Six months ended November 30,
                1997 and 1996                                             5

           Supplemental Financial Data - Notes                            6

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7


                           PART II.     OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders            9

ITEM 6.    Exhibits                                                      10

           Signatures                                                    11

                            PART 1: FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                   TAB PRODUCTS CO.
                   CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (000's omitted except share data)


                                                   November 30,      May 31,
ASSETS                                                 1997           1997
                                                   ------------    -----------

Current assets:
    Cash and cash equivalents                      $      6,679   $      8,568
    Short-term investments                                4,748          3,586
    Accounts receivable, less allowances of
        $827 and $769 for doubtful accounts              27,163         25,550
    Inventories                                          12,404         11,381
    Prepaid income taxes and other expenses               2,643          2,320

                                                   ------------   ------------
       Total current assets                              53,637         51,405

Property, plant and equipment, net of accumulated
  depreciation of $36,685 and $34,931                    20,421         20,567
Goodwill, net                                             3,933          4,281
Other assets                                              4,412          4,446

                                                   ------------   ------------
                                                   $     82,403   $     80,699
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt              $      3,438   $      3,313
    Accounts payable                                      6,909          6,677
    Compensation payable                                  4,939          4,347
    Other accrued liabilities                             7,874          8,605

                                                   ------------   ------------
       Total current liabilities                         23,160         22,942
                                                   ------------   ------------

Long-term debt                                           10,047         10,828
                                                   ------------   ------------
Deferred taxes and other non-current liabilities          2,371          2,402
                                                   ------------   ------------

Stockholders' equity:
    Preferred stock: $.01 par value, authorized -
         500,000 shares, issued - none                      -              -
    Common stock: $.01 par value, authorized -
        25,000,000 shares, issued - November 1997
        - 7,535,241 shares and May 1997
        - 7,365,803 shares                                   80             74
    Additional paid-in capital                           14,322         13,309
    Retained earnings                                    64,256         62,473
    Treasury stock: November 1997 and May 1997 -
         2,432,227 shares                               (31,365)       (31,365)
    Cumulative translation adjustment                      (468)            36

                                                   ------------   ------------
         Total stockholders' equity                      46,825         44,527
                                                   ------------   ------------
                                                   $     82,403   $     80,699
                                                   ------------   ------------
                                                   ------------   ------------

                                   TAB PRODUCTS CO.
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                          (000's omitted except share data)


                                                         Three Months Ended
                                                             November 30
                                                    ---------------------------
                                                       1997           1996
                                                   ------------   ------------

Revenues                                           $     41,573   $     40,255
                                                   ------------   ------------
Costs and expenses:
    Cost of revenues                                     24,057         24,070
    Selling, general and administrative                  14,644         13,630
    Research and development                                224            207
                                                   ------------   ------------
          Total costs and expenses                       38,925         37,907
                                                   ------------   ------------

         Operating income                                 2,648          2,348

Interest, net                                              (163)          (254)
                                                   ------------   ------------
         Earnings before income taxes                     2,485          2,094

Provision for income taxes                                1,081            911

                                                   ------------   ------------
         Net earnings                              $      1,404   $      1,183
                                                   ------------   ------------
                                                   ------------   ------------
         Earnings per common and equivalent share  $       0.27   $       0.24
                                                   ------------   ------------
                                                   ------------   ------------

Average common and equivalent shares outstanding      5,252,974      4,874,025

                                                          Six Months Ended
                                                             November 30
                                                    ---------------------------
                                                       1997           1996
                                                   ------------   ------------

Revenues                                           $     81,016   $     75,267
                                                   ------------   ------------

Costs and expenses:
    Cost of revenues                                     47,578         44,977
    Selling, general and administrative                  28,606         26,079
    Research and development                                448            380
                                                   ------------   ------------
          Total costs and expenses                       76,632         71,436
                                                   ------------   ------------

         Operating income                                 4,384          3,831
Interest, net                                              (331)          (535)
                                                   ------------   ------------
         Earnings before income taxes                     4,053          3,296
Provision for income taxes                                1,763          1,434

                                                   ------------   ------------
         Net earnings                              $      2,290   $      1,862
                                                   ------------   ------------
                                                   ------------   ------------
         Earnings per common and equivalent share  $       0.44   $       0.38
                                                   ------------   ------------
                                                   ------------   ------------

Average common and equivalent shares outstanding      5,224,096      4,873,323

                                   TAB PRODUCTS CO.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (000's omitted)

                                                         Six Months Ended
                                                            November 30,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------

Operating Activities:

    Net earnings                                   $      2,290   $      1,862

    Adjustments to reconcile net earnings to net cash provided by operating activities:

    Depreciation and amortization                         2,114          1,965

    Other                                                    81             59

    Changes in operating assets and liabilities:
        Accounts receivable                              (1,818)        (4,594)
        Inventories                                      (1,207)           131
        Prepaid income taxes and other expenses            (353)          (416)
        Other assets                                         24            408
        Accounts payable                                    112          1,837
        Commissions payable                                 730            (94)
        Other accrued liabilities                          (666)          (277)

                                                   ------------   ------------
          Net cash provided by operating
            activities                                    1,307            881
                                                   ------------   ------------

Investing Activities:

    Purchase of property, plant and equipment,
     net                                                 (1,753)        (1,175)
    Purchases of short-term investments                  (4,885)        (3,875)
    Sales of short-term investments                       3,723          2,860

                                                   ------------   ------------
          Net cash required by investing
           activities                                    (2,915)        (2,190)
                                                   ------------   ------------

Financing Activities:

    Repayment of long-term debt                            (656)          (657)
    Proceeds from issuance of common stock                1,019             66
    Dividends paid                                         (507)          (486)

                                                   ------------   ------------
          Net cash required by financing
           activities                                      (144)        (1,077)
                                                   ------------   ------------

Effect of exchange rate changes on cash                    (137)           169
                                                   ------------   ------------

Decrease in cash and cash equivalents                    (1,889)        (2,217)

Cash and cash equivalents at beginning of period          8,568          9,331

                                                   ------------   ------------
Cash and cash equivalents at end of period         $      6,679   $      7,114
                                                   ------------   ------------
                                                   ------------   ------------

                                   TAB PRODUCTS CO.
                   SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.  Inventories consisted of the following (000's omitted):

                                           November 30, 1997    May 31, 1997
                                           -----------------  ----------------

         Finished goods                    $           7,830  $          6,669
         Work in process                                 892             1,319
         Raw materials                                 3,682             3,393
                                           -----------------  ----------------
                                           $          12,404  $         11,381
                                           -----------------  ----------------
                                           -----------------  ----------------


2. Earnings per share data are computed using the average number of common and dilutive common equivalent shares outstanding.

3. Dividends declared for the six month periods ended November 30, 1997 and 1996 were as follows:

                          Record Date   Shares Outstanding   Dividend Per Share
                          -----------   ------------------   ------------------
                    November 25, 1997            5,103,014   $             0.05
                      August 25, 1997            5,041,576   $             0.05

                    November 25, 1996            4,862,951   $             0.05
                      August 26, 1996            4,851,951   $             0.05

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.28 and $.24 for the quarters ended November 30, 1997 and November 30, 1996, respectively, and $.45 and $.38 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At November 30, 1997 the company had cash and short-term investments of $11.4 million, a decrease of $0.7 million from the $12.2 million at May 31, 1997. The company's working capital position at November 30, 1997 was $30.5 million as compared with $28.5 million at May 31, 1997. The current ratio of 2.3 at November 30,1997 was up slightly from the 2.2 reported for May 31, 1997. Accounts receivable at November 30, 1997 was $27.2 million, an increase of $1.6 million compared to the $25.6 million reported at May 31, 1997. The increased accounts receivable is primarily the result of higher revenues. Inventories at November 30, 1997 were $12.4 million, an increase of $1 million compared to the $11.4 million reported at May 31, 1997. The higher inventory value was the result of planned increases in certain inventory levels to meet peak period demands during the September to December time frame. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment, which were primarily focused on manufacturing equipment and management information systems were $1.8 million during the six months ended November 30, 1997. Capital expenditures to support operations for fiscal 1998 are expected to be in the range of $4.0 to $4.5 million.

For the six month period ended November 30, 1997 the company paid cash dividends of $507,000 as compared to $486,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at November 30, 1997.


RESULTS OF OPERATIONS

REVENUES for the second quarter of fiscal 1998 amounted to $41.6 million, up $1.3 million or 3.3% from the $40.3 million reported in the second quarter of fiscal 1997. The increased quarterly revenues were primarily from North America document management related products and services, partially offset by a decline in revenues from furniture related products consistent with our focus on delivering document management solutions. In addition, revenues outside of North America declined primarily as a result of transitions in sales distribution partners in several key markets. Revenues for the six months ended November 30, 1997 were $81.0 million, up $5.7 million or 7.6% from revenues of $75.3 million reported in the first six months of the prior fiscal year. Document management related products and services were the primary source of the improved revenues for the six months ended November 30, 1997.

COST OF REVENUES, as a percentage of revenues, was 57.9% for the second quarter of fiscal 1998, an improvement from the 59.8% reported in the second quarter of fiscal 1997. This improvement was primarily the result of product cost reductions (1.6%) and sales mix (.3%). For the six months ended November 30, 1997 cost of revenues was 58.7% as compared to 59.8% in the first six months in the prior fiscal year. The six month improvement is a result of product cost reductions.

OPERATING EXPENSES were $14.9 million or 35.8% of total revenues for the second quarter of fiscal 1998 as compared to $13.8 million or 34.4% of total revenues for the second quarter of fiscal 1997. The increase in operating expenses for the second quarter of fiscal 1998 is primarily the result of higher commission expense ($341,000) as a result of increased revenues, independent sales channel support costs ($157,000) and management information systems primarily focused on sales force automation tools ($170,000). For the six months ended November 30, 1997 operating expenses were $29.1 million or 35.9% as compared to $26.5 million or 35.2% for the six months ended November 30, 1996. The increase in operating expenses for the six months ended November 30, 1997 is partially the result of higher commission expense ($1,132,000) as a result of the increased revenues.
In addition, operating expenses were higher as a result of regional training programs ($284,000), management information systems primarily focused on sales force automation tools ($323,000) and independent sales channel support costs ($300,000).

INTEREST EXPENSE, net, was $163,000 in the second quarter of fiscal 1998 as compared to $254,000 in the second quarter of fiscal 1997. For the six months ended November 30, 1997 interest expense, net, was $331,000 as compared to $535,000 in the prior fiscal year. The decrease for the three and six months ended November 30, 1997 was primarily due to reductions in overall debt level as compared to November 30, 1996.

EARNINGS PER SHARE for the three months ended November 30, 1997 were $.27 per share, an increase of 13% over the $.24 per share earned in the second quarter of the prior fiscal year. For the six months ended November 30, 1997 earnings per share were $.44 per share, an increase of 16% over the $.38 per share in the prior fiscal year.

BUSINESS ENVIRONMENT AND RISK FACTORS
The company's future operating results may be affected by various trends and factors which the company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the company's control which affect its operations. Such trends and factors include, but are not limited to, adverse changes in economic conditions in the geographic markets for the company's products, market acceptance of new products and services, product mix, governmental regulation and risks in government contracting, fluctuations in foreign exchange rates, effectiveness of the company's various sales channels and the company's ability to attract, assimilate and retain key senior management, sales and marketing personnel.

                            PART II:   OTHER INFORMATION


ITEM 1    Legal Proceedings

          Not applicable.

ITEM 2    Changes in Securities

          Not applicable.

ITEM 3    Defaults Upon Senior Securities

          Not applicable.

ITEM 4    Submission of Matters to a Vote of Security Holders

          (a) The company held its annual meeting of stockholders on November 11, 1997.
          (b) All of management's nominees as listed in the proxy statement were elected.
          (c)   The votes for each Director are indicated below:

                Director              For      Withheld Authority
                --------              ---      ------------------

                R. R. Augsburger   4,206,278      17,325
                R. S. Cecil        4,202,864      20,739
                K. S. Hanson       4,202,611      20,992
                P. C. Kantz        4,205,343      18,260
                J. K. Myers        4,205,496      18,107
                H. A. Wolf         4,205,859      17,444

          (d) The company's appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending May 31, 1998 was approved. The vote is indicated below:

                For                4,189,270
                Against               13,550
                Abstain               20,783
                Non-Vote                   0

ITEM 5    Other Information

          Not applicable.

ITEM 6.   Exhibits

          (a)   10    Bank of America Amendment No. 1 dated November 4, 1997
                      to Business Loan Agreement dated August 26, 1996
                27    Financial Data Schedule

          (b)   Reports on Form 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       TAB PRODUCTS CO.
                                             ----------------------------------
                                                         (Registrant)


Date:     January 14, 1998                   /s/ John M. Palmer
                                             ----------------------------------
                                             John M. Palmer, Vice President,
                                             Finance and Chief Financial Officer



Date:     January 14, 1998                   /s/ Michael J. Baker
                                             ----------------------------------
                                             Michael J. Baker, Controller