Form 10-Q
period 1998-02-28
TAB PRODUCTS CO
filed 1998-04-13
CIK 96116

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   February 28,1998
                                                 -------------------
                                         OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                        Commission file number:    1-7736
                                                 ----------
                                   TAB PRODUCTS CO.
       ------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

          DELAWARE                                       94-1190862
------------------------------                 ---------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                            94304
-------------------------------------------                       --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number - including area code             (650) 852-2400
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 28, 1998 - 5,161,764.

This report, including all exhibits and attachments, contains  12  pages.
                                                              ----

                                  TAB PRODUCTS CO.

                                       INDEX

                         PART I.     FINANCIAL INFORMATION

                                                                  Page No.

ITEM 1.  Financial Statements:

         Consolidated Condensed Balance Sheets
              February 28, 1998 and May 31, 1997                    3

         Consolidated Condensed Statements of Earnings
              Three and nine months ended February 28,
              1998 and 1997                                         4

         Consolidated Condensed Statements of Cash Flows
              Nine months ended February 28,
              1998 and 1997                                         5

         Supplemental Financial Data - Notes                        6

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   7

ITEM 3.  Quantitative and Qualitative Disclosure
              About Market Risks                                    9


                      PART II.     OTHER INFORMATION



ITEM 6.  Exhibits                                                   10

         Signatures                                                 11

                            PART 1: FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                                   TAB PRODUCTS CO.
                  CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          (000'S omitted except share data)



ASSETS                                               February 28, 1998            May 31, 1997
                                                     -----------------            ------------
Current assets:
     Cash and cash equivalents                               $  10,174                $  8,568
     Short-term investments                                      4,755                   3,586
     Accounts receivable, less allowances of
         $905 and $769 for doubtful accounts                    25,693                  25,550
     Inventories                                                12,622                  11,381
     Prepaid income taxes and other expenses                     2,619                   2,320

                                                             ---------               ---------
        Total current assets                                    55,863                  51,405

Property, plant and equipment, net of accumulated
   depreciation of $37,684 and $34,931                          21,485                  20,567
Goodwill, net                                                    3,822                   4,281
Other assets                                                     4,040                   4,446

                                                             ---------               ---------
                                                             $  85,210               $  80,699
                                                             ---------               ---------
                                                             ---------               ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                        $  3,438                $  3,313
     Accounts payable                                            7,585                   6,677
     Compensation payable                                        4,474                   4,347
     Other accrued liabilities                                   9,014                   8,605

                                                             ---------               ---------
        Total current liabilities                               24,511                  22,942
                                                             ---------               ---------

Long-term debt                                                   9,969                  10,828
                                                             ---------               ---------
Deferred taxes and other non-current liabilities                 2,372                   2,402
                                                             ---------               ---------

Stockholders' equity:
     Preferred stock: $.01 par value, authorized -
          500,000 shares, issued - none                              -                      -
     Common stock: $.01 par value, authorized -
          25,000,000 shares, issued - February 1998
          - 7,593,991 shares and May 1997
          - 7,365,803 shares                                        76                      74
     Additional paid-in capital                                 14,692                  13,309
     Retained earnings                                          65,400                  62,473
     Treasury stock: February 1998 and May 1997 -
          2,432,227 shares                                     (31,365)                (31,365)
     Cumulative translation adjustment                            (445)                     36

                                                             ---------               ---------
          Total stockholders' equity                            48,358                  44,527
                                                             ---------               ---------
                                                             $  85,210               $  80,699
                                                             ---------               ---------
                                                             ---------               ---------


                                   TAB PRODUCTS CO.
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                          (000's omitted except share data)

                                                         Three Months Ended
                                                            February 28
                                                     ------------------------
                                                        1998           1997
                                                     ---------      ---------
Revenues                                             $  41,096      $  38,761
                                                     ---------      ---------
Costs and expenses:
     Cost of revenues                                   23,807         22,822
     Selling, general and administrative                14,463         13,570
     Research and development                              215            204
                                                      ---------      ---------
          Total costs and expenses                      38,485         36,596
                                                      ---------      ---------

          Operating income                               2,611          2,165

Interest, net                                             (130)          (233)
                                                      ---------      ---------
          Earnings before income taxes                   2,481          1,932

Provision for income taxes                               1,079            840

                                                      ---------      ---------
          Net earnings                                $  1,402       $  1,092
                                                      ---------      ---------
                                                      ---------      ---------

Earnings per share:
          Basic                                       $   0.27       $   0.22
          Diluted                                     $   0.26       $   0.22

Average common shares outstanding                    5,135,156      4,880,448
Average common and equivalent shares outstanding     5,315,576      5,053,226

                                                           Nine Months Ended
                                                              February 28
                                                      ------------------------
                                                         1998         1997
                                                      ---------      ---------
Revenues                                              $122,112       $114,028
                                                      ---------      ---------

Costs and expenses:
     Cost of revenues                                   71,385         67,799
     Selling, general and administrative                43,069         39,649
     Research and development                              663            584
                                                      ---------      ---------
          Total costs and expenses                     115,117        108,032
                                                      ---------      ---------

          Operating income                               6,995          5,996

Interest, net                                             (461)          (768)
                                                      ---------      ---------
          Earnings before income taxes                   6,534          5,228

Provision for income taxes                               2,842          2,274

                                                      ---------      ---------
          Net earnings                                $  3,692       $  2,954
                                                       --------       --------
                                                       --------       --------
Earnings per share:
          Basic                                       $   0.73       $   0.61
          Diluted                                     $   0.70       $   0.59

Average common shares outstanding                    5,079,793      4,866,969
Average common and equivalent shares outstanding     5,269,782      4,984,885


                                   TAB PRODUCTS CO.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (000's omitted)


                                                           Nine Months Ended
                                                              February 28
                                                      ------------------------
                                                         1998           1997
                                                      ---------      ---------
Operating Activities:

   Net earnings                                       $  3,692       $  2,954

   Adjustments to reconcile net earnings to net cash provided by operating activities:

   Depreciation and amortization                         3,211          2,950

   Other                                                    21             90

   Changes in operating assets and liabilities:
      Accounts receivable                                 (143)        (2,055)
      Inventories                                       (1,241)          (336)
      Prepaid income taxes and other expenses             (299)          (867)
      Other assets                                         406            503
      Accounts payable                                     908          1,989
      Compensation payable                                 127            145
      Other accrued liabilities                            379            637

                                                      ---------      ---------
        Net cash provided by operating activities        7,061          6,010
                                                      ---------      ---------

Investing Activities:

   Purchase of property, plant and equipment, net       (3,691)        (1,944)
   Purchases of short-term investments                  (6,848)        (4,361)
   Sales of short-term investments                       5,679          3,347

                                                      ---------      ---------
        Net cash required by investing activities       (4,860)        (2,958)
                                                      ---------      ---------

Financing Activities:

   Repayment of long-term debt                            (734)          (735)
   Proceeds from issuance of common stock                1,385            181
   Dividends paid                                         (765)          (730)

                                                      ---------      ---------
        Net cash required by financing activities         (114)        (1,284)
                                                      ---------      ---------

Effect of exchange rate changes on cash                   (481)          (112)
                                                      ---------      ---------

Increase in cash and cash equivalents                    1,606          1,656

Cash and cash equivalents at beginning of period         8,568          9,331
                                                      ---------      ---------
Cash and cash equivalents at end of period            $ 10,174       $ 10,987
                                                      ---------      ---------
                                                      ---------      ---------

                                  TABS PRODUCTS CO.
                    SUPPLEMENTAL FINANCIAL DATA-NOTES (UNAUDITED)


1.  Inventories consisted of the following (000's omitted):


                                             February 28, 1998   May 31, 1997
                                             -----------------  -------------
           Finished goods                            $   7,897      $   6,669
           Work in process                                 893          1,319
           Raw materials                                 3,832          3,393
                                                     ---------      ---------
                                                     $  12,622      $  11,381
                                                     ---------      ---------
                                                     ---------      ---------


2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The company has adopted SFAS 128 in the current quarter of fiscal 1998 and restated earnings per share (EPS) data for prior periods to conform with SFAS 128.

     SFAS 128 replaces previous EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

3. Dividends declared for the nine month periods ended February 28, 1998 and 1997 were as follows:


                     Record Date       Shares Outstanding    Dividend Per Share
                     -----------       ------------------    ------------------
             February 25, 1998                5,161,764              $  0.05
             November 25, 1997                5,103,014              $  0.05
               August 25, 1997                5,041,576              $  0.05

             February 25, 1997                4,881,826              $  0.05
             November 25, 1996                4,862,951              $  0.05
               August 26, 1996                4,851,951              $  0.05


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements, which reflect the company's current views with respect to future events which may impact the company's results of operations and financial condition. These statements are subject to risks and uncertainties, including those set forth below under the caption "Business Environment and Risk Factors" which could cause actual future results to differ materially from historical results.

FINANCIAL CONDITION

At February 28, 1998 the company had cash and short-term investments of $14.9 million, an increase of $2.7 million from the $12.2 million at May 31, 1997. The company's working capital position at February 28, 1998 was $31.4 million as compared with $28.5 million at May 31, 1997. The current ratio of 2.3 at February 28, 1998 was up slightly from the 2.2 reported for May 31, 1997. Inventories at February 28, 1998 were $12.6 million, an increase of $1.2 million compared to the $11.4 million reported at May 31, 1997. The higher inventories were the result of planned increases in certain inventories to meet peak period demands. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment, which were primarily focused on manufacturing equipment and management information systems were $3.7 million during the nine months ended February 28, 1998. Capital expenditures to support operations for fiscal 1998 are expected to approximate $5.0 million.

For the nine month period ended February 28, 1998 the company paid cash dividends of $765,000 as compared to $730,000 in the prior fiscal year. The increase was due to the exercise of common stock options.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. There were no borrowings outstanding under the line of credit at February 28, 1998. The company intends to renew the line of credit at substantially the same terms as the existing agreement.


RESULTS OF OPERATIONS

REVENUES for the third quarter of fiscal 1998 amounted to $41.1 million, up $2.3 million or 6% from the $38.8 million reported in the third quarter of fiscal 1997. The increased quarterly revenues were primarily from North America document management related products and services, partially offset by a decline in revenues from furniture related products consistent with our focus on delivering document management solutions. In addition, revenues outside of North America declined primarily as a result of transitions in sales distribution partners in several key markets. Revenues for the nine months ended February 28, 1998 were $122.1 million, up $8.1 million or 7% from revenues of $114.0 million reported in the first nine months of the prior fiscal year. Document management related products and services were the primary source of the improved revenues for the nine months ended February 28, 1998.

COST OF REVENUES, as a percentage of revenues, was 57.9% for the third quarter of fiscal 1998, an improvement from the 58.9% reported in the third quarter of fiscal 1997. This improvement was primarily the result of product cost reductions and sales mix. For the nine months ended February 28, 1998 cost of revenues was 58.5% as compared to 59.5% in the first nine months in the prior fiscal year. The nine month improvement was also due to product cost reductions and sales mix.

OPERATING EXPENSES were $14.7 million or 35.8% of total revenues for the third quarter of fiscal 1998 as compared to $13.8 million or 35.6% of total revenues for the third quarter of fiscal 1997. The increase in operating expenses for the third quarter of fiscal 1998 is primarily due to higher commission expense ($426,000) incurred to achieve increased revenues and sales support costs and management information systems ($478,000) focused on improved access and sales force automation. For the nine months ended February 28, 1998 operating expenses were $43.7 million or 35.8% as compared to $40.2 million or 35.3% for the nine months ended February 28, 1997. The increase in operating expenses for the nine months ended February 28, 1998 is partially due to higher commission expense ($1,558,000) due to increased revenues. In addition, operating expenses were higher ($1,941,000) as a result of increased sales activity, general support costs and continuous product development.

INTEREST EXPENSE, net, was $130,000 in the third quarter of fiscal 1998 as compared to $233,000 in the third quarter of fiscal 1997. For the nine months ended February 28, 1998 interest expense, net, was $461,000 as compared to $768,000 in the prior fiscal year. The decrease for the three and nine months ended February 28, 1998 was primarily due to reductions in overall debt levels and increases in cash and cash equivalents and short-term investments as compared to the prior year periods.

DILUTED EARNINGS PER SHARE for the three months ended February 28, 1998 were $.26 per share, an increase of 18% over the $.22 per share earned in the third quarter of the prior fiscal year. For the nine months ended February 28, 1998 diluted earnings per share were $.70 per share, an increase of 19% over the $.59 per share in the prior fiscal year.

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

YEAR 2000 COMPLIANCE
Although the company believes that its products do not have Year 2000 problems, the company is currently reviewing its payroll, billing, accounting and other informational service functions to determine the nature and extent of any Year 2000 issues related to such functions. In addition, Year 2000 issues may also arise with respect to products furnished by third-party suppliers that may result in unforeseen costs or delays to the company and therefore may have a material adverse effect on the company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

          Not applicable.




                            PART II:   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   Exhibits

          (a)  27   Financial Data Schedule

          (b)  Reports on Form 8-K

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               TAB PRODUCTS CO.
                                   ----------------------------------------
                                                (Registrant)



Date:     April 13, 1998            /s/ David J. Davis
                                   --------------------------------------------
                                   David J. Davis, Senior Vice President,
                                   Operations and Acting Chief Financial Officer



Date:     April 13, 1998            /s/ Michael J. Baker
                                   --------------------------------------------
                                   Michael J. Baker, Controller