Form 10-K
period 1998-05-31
TAB PRODUCTS CO
filed 1998-08-28
CIK 96116

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K
          (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  MAY 31, 1998
                                          --------------

                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------   ---------

                        Commission file number  1-7736
                                              ---------
                               TAB PRODUCTS CO.
              (Exact name of Company as specified in its charter)

        DELAWARE                                  94-1190862
        --------                                  -----------
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

1400 PAGE MILL RD., PALO ALTO, CALIFORNIA                    94304
-----------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Company's telephone number - including area code  (650) 852-2400
                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE               AMERICAN STOCK EXCHANGE
----------------------------               -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 1998 was approximately $28,093,275. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the Company's Common Stock outstanding as of July 31, 1998 was 5,171,514.

                     DOCUMENTS INCORPORATED BY REFERENCE



To the extent stated herein, portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Company's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on October 29, 1998, are incorporated by reference into Part III.

                                    PART I

Item 1.    BUSINESS

GENERAL

Tab Products Co. (the "Company") is engaged in a single industry segment that manufactures and markets records management solutions, including professional services and products. The Company sells its offerings into multiple industries, including government agencies and the insurance, finance and health care industries. The Company was incorporated in February, 1954, and subsequently reorganized as a corporation under Delaware law in September, 1986.

BUSINESS STRATEGY

The Company's primary business strategy is to address each client's unique needs in managing internal documentation utilizing a consultative approach that integrates all services and products into a total systems solution. The Company believes that its extensive knowledge of paper-based systems and document management requirements give it a significant advantage over its competition. Additionally, it possesses a wealth of internal knowledge regarding the individual legal and regulatory requirements of four major industry segments: insurance, government, finance and health care. The Company capitalizes on this knowledge in developing client solutions in those industries.

PRINCIPAL PRODUCTS AND SERVICES

The Company provides solutions - in the form of both professional services and products - that are designed to help its clients organize, control and find their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company effectively supports those clients who wish to integrate their paper-based systems into emerging technologies.

The Company's principal products and services are:

-  Information & Records Management Supplies

-  Modular Office Furniture

-  Professional Services

-  Records Storage Solutions

-  Technology-based Automated Tracking Solutions

1.  INFORMATION AND RECORDS-MANAGEMENT SUPPLIES
The Company provides a complete line of filing supplies, each of which can be used alone or integrated with other TAB products, systems and services. Products include:

End Tab Folders, Roll Labels, Classification Folders, Expansion Pockets, Filing System Guides, X-Ray Jackets, Small Document Pockets,
Pressure-sensitive Pockets and Fasteners, Oversized Pockets with flap, 2-tab Folders and Mylar-strip Folders.

The Company will also provide custom-made supplies tailored to fit a client's specific needs.

The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

2.  MODULAR OFFICE FURNITURE
The Company markets a line of modular office furniture components that may be put together in a limitless number of productive configurations. They include office panel systems and clustered workcenters with related components. This product line is directed at the established market for the open office environment.

Primary areas of competition in this market are product design, quality and price.

3.  PROFESSIONAL SERVICES
The Company's Professional Services organization provides a broad range of integrated service and support programs to fit the specific needs of its clients. These services are offered through the Company's own technical personnel and through its direct management of specialized service suppliers. Services include:

Consulting Services - Using a thorough needs-assessment analysis, the Company's consultants work closely with clients to standardize their file structures and reduce duplicate files by designing and implementing an efficient records-classification and data-storage system. This increases the clients' productivity and provides significant space savings. TAB's Consulting Services also help clients design a strategy for implementing imaging systems in their organizations.

File-Conversion Services - TAB provides full planning and implementation of the process by which clients transform their documents from one medium to another, such as changing from top-tab vertical drawers to side-tab color code, or from paper to optical-image format. This change is designed to produce a system that is more appropriate for the client's current needs, thus providing a greater degree of efficiency in both storing and locating critical records and documents.

Imaging Services - Imaging conversions involve the use of integrated technology with an emphasis on the documents with the files as well as a higher level of indexing, often including a conversion to color code or archive. In addition to handling all phases of integration into the chosen technology, it is also necessary to archive the original documents into a traditional hard copy system.

Field Services - TAB provides comprehensive, nationwide, on-site support for the imaging technology systems used to store critical documents (CD-ROM, Optical Disks and tape). The Field Services program is designed to ensure that clients will enjoy maximum equipment operability and minimum down-time. TAB also provides service for Forms Handling Equipment.

The high level of service and systems approach in this market give it a strong competitive position.

4.  RECORDS STORAGE SOLUTIONS
The Company provides both stationary and mobile records storage systems. Mobile shelving systems, combined with expertise in design and implementation, provide the most efficient system for filing and use of storage space. Mobile Products include:

Side-Trac-Registered Trademark- - A high-density, custom storage solution with cabinets arranged in two compact rows. The front cabinets glide from side to side on wheels, creating access to the cabinets in back.

Tab-Trac-Registered Trademark- - A high-density, custom storage solution that uses carriages on tracks to create aisles only where and when they are needed. This eliminates the need for fixed aisles and yields up to 100% greater storage capacity. Based on the client's needs, stored materials are moved either by mechanical-assist systems or electric motors.

Stationary Products include:

Spacefinder Cabinets - Slim, durable and mobile-ready cabinets, appropriate for use when floor space, strength and economy are the key determinants.

Harmony-TM- Cabinets - A complete line of durable, maximum-capacity, pre-configured cabinets that blend harmoniously into any office environment and can be color-coordinated perfectly with other TAB equipment and furniture.

Designer Series-TM- Cabinets - A high-quality, fully customizable cabinet solution that can accept any combination of components, thus offering unlimited flexibility and potential for growth. Designer cabinets are also mobile-ready, making it possible to quickly and easily increase storage density.

TwinFile-Registered Trademark- - A compact, modular, rotating filing unit that provides more linear filing inches per square foot than almost any other filing system.

Unit Spacefinder - A filing system using TAB's "capsule concept," whereby the identification of records is in plain view from any position. Unit

Spacefinder requires very little floor space and allows multiple users to access files simultaneously.

Open Shelf Filing - An economical, easy-to-assemble shelving system for facilities with limited floor space. Units are available in letter and legal size, with single- or double-faced sections, and are designed to grow with an organization's storage needs.

Forms Handling Equipment - The Company manufactures a line of Forms Handling Equipment, including continuous forms bursters, decollators and mergers. The distribution rights for these products have been granted to Bescorp-Registered Trademark- Inc.

The Company also manufactures a full range of high speed mailing systems, including InfoSeal-Registered Trademark-, a high speed mailing system developed in conjunction with Transkrit-Registered Trademark- Corp., which uses a proprietary technique for folding and sealing computer-generated mailing pieces. These products are directly marketed and sold by Transkrit Corp.

Primary areas of competition in this market are product design, quality and price.

5.  TECHNOLOGY-BASED AUTOMATED TRACKING SOLUTIONS
The Company's Technology-Based Automated Tracking Solutions are designed to provide clients full control of all their paper-based records, from the time those records are created through the time they are destroyed. Products include:

File Tracker-TM- for Windows-Registered Trademark- - A barcode-based software system that provides users with information regarding all current location of files. The system consists of File Tracker software, barcode labels and barcode readers, all integrated to provide an easy-to-use, powerful system.

All File Tracker software systems include on-site consultation, customization and training from an experienced document management specialist. A fully-staffed support organization is available through a toll-free number to provide expert advice on all File Tracker issues.

TABQUIK-Registered Trademark- Computerized Color Labeling System - Automated labeling software and a patented application system that provides easy, on-site production and application of custom-printed color labels and barcoding for folders or other media. TABQUIK is a customizable filing solution available in a Windows environment, appropriate for organizations of all sizes, from the small office to the large corporation.

The Company also offers customized labels provided directly to the client from TAB, based on electronic submission of client data; and FilePak, a cost-effective folder-labeling solution when a high degree of customization is not required.

The Company believes that its products' quality and high level of service give it a strong competitive position.

The Company believes that its business is not seasonal.

COMPETITION

Primary competitive factors in this market are product quality, service and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that may be less costly or provide additional features. Such competition could result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs, and could result in lost sales.

MARKETING AND SALES

The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches and independent sales offices, distributors and telesales. In other geographic areas, products are sold exclusively through independent distributors. The Company is currently pursuing a strategy to refine and expand its distribution channels. It is seeking to reorient its direct channel from local distribution centers to sales execution centers and focus them on major accounts. The Company is also seeking to expand its call center operations and to direct reorder business through this efficient distribution method. In conjunction with handling inbound sales activity a new initiative is underway to generate sales through the use of outbound telemarketing. Additionally, the Company is seeking to remove exclusivity from its independent distributors. This will allow the Company to institute electronic commerce as part of its distribution channel fabric. These changes may result in temporary or permanent loss of sales people and independent distributors and the resultant loss of revenue they currently generate. This result could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has three foreign subsidiaries which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $32,533,000, $32,214,000 and $30,132,000 for the years ended May 31, 1998, 1997 and 1996, respectively. Foreign operating income was $1,703,000, $2,240,000 and $1,045,000 for the years ended May 31, 1998,
1997 and 1996, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $9,141,000 and $2,905,000, respectively, at May 31, 1998 compared with $9,216,000 and $3,151,000 at May 31, 1997. Transaction and exchange losses included in earnings, amounted to approximately $102,000, $18,000 and $225,000 in fiscal 1998, 1997 and 1996, respectively.

CUSTOMERS

The Company focuses on customers that have a high volume of paper-based documents where access to those documents is critical to their business operations. The Company's primary customers include government agencies, health care companies, insurance companies, financial services companies and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). No single customer accounted for greater than 10% of consolidated revenues in fiscal 1998 and 1997. Sales to the U.S. Government, as a percentage of total revenues, was 10% for fiscal year 1996.

BACKLOG

The backlog of orders at May 31, 1998 and 1997 is not a significant factor in understanding the business of the Company. The nature of the Company's business is such that the value of backlog represents only a small portion of the on-going revenues of the business. No one order would normally account for a significant value of backlog.

INTELLECTUAL PROPERTY

The Company holds several patents and trademarks in the United States, Canada, Europe and Australia. The Company does not consider any of its patents to be material to its business.

The Company relies on a combination of patents, contractual rights, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its intellectual property rights. The Company has been notified in the past and the Company may be notified in the future of claims that they may be infringing upon patents or other intellectual property rights owned by third parties. There can be no assurance that in the future any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

MANUFACTURING

Products are manufactured through the use of in-house production facilities in Mayville, Wisconsin and Turlock, California and contractors. Raw materials for the Company's manufacturing are purchased directly by the Company; whereas, contract manufacturers purchase raw materials for production. The majority of raw material is purchased domestically and is considered to be widely available. It is not anticipated that the availability of raw material will be a significant factor in the Company's business.

There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing efficiencies in the future. The inability of the Company to achieve planned efficiencies from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are primarily related to the development of new products and the improvement of existing products in the mobile storage, high speed mailing and Forms Handling Equipment areas. Expenditures for research and development were $.9 million, $.8 million and $.5 million in fiscal years 1998, 1997 and 1996, respectively.

EMPLOYEES

At May 31, 1998, the Company employed approximately 1,050 full-time employees. None of the Company's employees are represented by a collective bargaining unit.

EXECUTIVE OFFICERS

At July 31, 1998 the following individuals were executive officers of the
Company:

NAME                       AGE                       TITLE
----                       ---                       -----

Philip C. Kantz            54                Director; President and
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

      Containers International Corporation from 1988 through 1991. Mr. Kantz is a member of 3COM Corporation's Board of Directors.

David J. Davis           42(1)            Senior Vice President,
                                          Operations and
                                          Chief Financial Officer

      Mr. Davis became Chief Financial Officer in May, 1998 and was appointed Senior Vice President, Operations in June, 1997. Previously, he was Vice President and Corporate Controller at PLM International, Inc. from January 1994 to June 1997. Before that he was a consultant for PLM International, Inc. and Itel Corporation from June 1993 to December 1993 and Chief Financial Officer of LB Credit Corp. from July 1991 to May 1993.

Wendi A. Hill            40                Vice President, Human
                                           Resources

      Ms. Hill became Vice President, Human Resources in June 1995. Previously, she was Director, Human Resources at The Upper Deck Co. from August 1993 to March 1995 and Vice President, Corporate Outplacement at Career Focus from August 1991 to July 1993.

Joanne P. Grba           38 (2)            Vice President, Marketing

      Ms. Grba was appointed Vice President, Marketing for the Company in July 1997. Previously, she was an independent marketing consultant from January 1997 to July 1997. Before that she was Director of Business Development of Cisco Systems, Inc. from January 1996 to December 1996; Vice President, Marketing of TGV, Inc. from October 1995 to January 1996; Director of Marketing of FTP Software, Inc. from February 1993 to October 1995 and Product Line Manager of The Wollongong Group, Inc. from February 1991 to February 1993.

Thomas J. Rauscher       43                Vice President,
                                           Manufacturing and Distribution

      Mr. Rauscher became Vice President, Manufacturing and Distribution in January 1996. Previously, he was Vice President, Operations at Fisher Hamilton from October 1980 to January 1996.

Joel L. Sitak            30 (3)            Vice President, North
                                           American Sales

      Mr. Sitak was appointed Vice President, North American Sales for the Company in May 1998. Previously, he was President and General Manager, Tab Products of Canada, Limited from June 1997 to May 1998, Vice President, Sales, Tab Products of Canada, Limited from July 1995

---------------------
(1) Effective June 1997 appointed an executive officer.
(2) Effective July 1997 appointed an executive officer.
(3) Effective May 1998 appointed an executive officer.

      to June 1997, Regional Manager, Tab Products of Canada, Limited from November 1993 to July 1995 and Branch Manager, Tab Products of Canada, Limited from May 1993 to November 1993.

Robert J. Sexton         64                Treasurer and Secretary

      Mr. Sexton has acted as Secretary since March 1991 and Treasurer since July 1982.

William R. Kinzie        52(4)             Chief Accounting Officer
                                           and Controller

      Mr. Kinzie became Chief Accounting Officer and Controller in June 1998. Previously, he served in the position of Controller at One Touch Systems from October 1995 to June 1998 and was self-employed as a consultant in the area of finance and accounting from June 1995 to October 1995. He served as Controller at Photonics Corporation from June 1994 to June 1995. He was also self-employed as a consultant in the area of finance and accounting from January 1993 to June 1994.

Nancy R. Green           48                Assistant Treasurer and
                                           Assistant Secretary

      Ms. Green became Assistant Treasurer and Assistant Secretary in July 1991 and previously served the Company as Director of Treasury from October 1990 to July 1991.

The executive officers of the Company are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on October 29, 1998.

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


----------------------
(4) Effective June 1998 appointed an executive officer.

The Company owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC-Registered Trademark- mobile filing storage units, plastic injection molded parts and other light manufacturing and assembly operations. The Company also owns a 45,000 square foot building in Horicon, Wisconsin.

The Company owns two manufacturing buildings located on 16 acres of land in Turlock, California. One building is a 67,000 square foot paper products plant which is used for the manufacture of file folders. The other building consists of 104,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and Forms Handling Equipment and as the headquarters for the Company's national field service operations.

The Company leases office space for its sales and service branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 60,000 square feet of office space in a building in North York, Canada which expires in October 2000. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands which expires in August 2001. Tab Products Pty Ltd leases a 22,000 square foot building in St. Leonards, Australia which expires in June 2000. These buildings serve as general office, sales and warehouse facilities.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1998.

                                   PART II


Item 5.    MARKET FOR COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

The Company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 1998 and 1997 are set forth below.

TAB PER SHARE COMMON STOCK
DIVIDENDS AND PRICE RANGES


                                   DIVIDENDS                        PRICE RANGE PER SHARE
                                 --------------   ------------------------------------------------------
                                  1998    1997                1998                         1997
                                 ------ -------   -------------------------      -----------------------
                                                     HIGH           LOW            HIGH           LOW
                                                  -----------   -----------      ---------     ---------
Fiscal Quarter Ended
AUGUST 31                         $.05   $.05     $  12  3/8    $   9   1/8      $ 7   5/8     $  6  1/2
NOVEMBER 30                        .05    .05     $  14  7/8    $  11   1/8      $ 8           $  6  1/4
FEBRUARY 28                        .05    .05     $  14  5/8    $  11  3/16      $ 9 13/16     $  7  3/8
MAY 31                             .05    .05     $  15 7/16    $  12   1/2      $11           $  8  5/8




At May 31, 1998, the company had approximately 1,000 holders of record and approximately 5,000 beneficial owners of Tab Products Co. stock.

The company's loan covenants contain certain restrictions on the payment of dividends -see Note 4 of Notes to Consolidated Financial Statements.

Item 6.    SELECTED FINANCIAL DATA

TAB PRODUCTS CO.
CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31



                                      (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND RATIO DATA)
                               ----------------------------------------------------------------------
                                  1998           1997           1996           1995          1994
                               ----------     ----------     ----------     ----------     ----------
Revenues                        $165,943       $154,451       $152,698       $149,951       $140,122
Earnings before income taxes       4,590          6,657          4,887          2,157          3,796
Net earnings                       2,435          3,761          2,761          1,219          2,176

Net earnings per share
    Basic                            .48            .77            .57            .25            .45
    Diluted                          .46            .75            .57            .25            .45
Book value per share                8.69           9.03           8.55           8.21           8.01
Dividends per share                  .20            .20            .20            .20            .20

Current assets                    53,778         51,405         48,715         51,333         53,577
Working capital                   31,785         28,463         27,424         30,082         30,879
Net cash provided by
    operating activities           7,673          8,167         11,344          8,109          4,257
Purchase of property, plant and
    equipment, net                 4,927          3,309          2,825          1,946          2,678
Depreciation and amortization      7,018          4,001          4,065          4,215          3,668
Long-term debt, non-current        7,391         10,828         14,141         18,733         23,041
Stockholders' equity              44,897         44,527         41,462         39,828         38,652
Total assets                     $77,488        $80,699        $79,127        $81,649        $86,161

Current Ratio                        2.4            2.2            2.3            2.4            2.4
Return on equity                      5%             9%             7%             3%             6%



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Business Environment and Risk Factors" as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company.

FINANCIAL CONDITION

At May 31, 1998 the Company had cash and short-term investments of $12.1 million, a decrease of $.1 million from $12.2 million at May 31, 1997. Working capital at May 31, 1998 was $31.8 million, an increase of $3.3 million from the working capital of $28.5 million reported a year earlier. The current ratio of 2.4 at May 31, 1998 increased from the current ratio of
2.2 at May 31, 1997. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and repayment of debt obligations for the foreseeable future. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

During fiscal 1998 net cash provided from operating activities was $7.7 million, a decrease of $.5 million compared to the $8.2 million generated in fiscal 1997. The decrease was caused by lower liabilities due to the timing of purchases offset by decreased accounts receivable due to improvements in collections.

During fiscal 1998, the Company invested approximately $4.9 million in property, plant and equipment which primarily represented investments in manufacturing equipment and management information systems. Capital expenditures for fiscal 1999, which will consist primarily of investments in manufacturing equipment and management information systems are expected to be in the range of $6.0 million to $6.5 million. At May 31, 1998 the Company had committed $.7 million for the purchase of new business system software and in June 1998 the Company committed to another $.3 million related to the hardware for the new system. The cost of the systems upgrade project and general improvements to the infrastructure related to this upgrade is estimated to be $1.6 to $2.0 million.

At May 31, 1998, the Company had $7.4 million of long-term debt outstanding which bears interest at rates ranging from 6.9% to 9.0%. In fiscal 1998 the Company made $3.3 million in scheduled debt repayments.

The Company also has available an unsecured revolving line of credit of $10 million as of May 31, 1998, which expires October 31, 1998. The credit line does not require compensating balances and there were no borrowings under the line at May 31, 1998. The Company intends to renew the line of credit and believes it can do so on terms substantially similar to the current terms.

The Company believes its stock is undervalued and recently announced its intention to begin a repurchase program. The Company intends to finance such purchases from the Company's internally-generated funds.

At May 31, 1998, the Company's additional minimum liability for its defined benefit plan was in excess of the unrecognized prior service costs and net transition obligation and was recorded as a non-cash charge of $2,418,000 to stockholders' equity, net of tax benefits of $1,612,000, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions."

RESULTS OF OPERATIONS

TOTAL REVENUES - Total revenues for fiscal 1998 of $165.9 million were $11.4 million or 7% higher than the $154.5 million in fiscal 1997. The increased revenues were attributable to increased volume in professional services, technology-based automated tracking solutions, information & records management supplies and records storage solution products. Revenues in fiscal 1997 of $154.5 million were $1.8 million or 1% higher than the $152.7 million recorded in fiscal 1996. The fiscal 1997 increased revenues were attributable to price increases and higher unit volumes. International revenues were 20%, 21% and 20% of consolidated revenues in fiscal 1998, 1997 and 1996, respectively.

COST OF REVENUES - Cost of revenues, as a percentage of revenues, for fiscal 1998, 1997 and 1996 was 59.6%, 59.7% and 60.9%, respectively. The decrease in the percentage for fiscal 1998 as compared to fiscal 1997 was due primarily to an increase in manufacturing efficiencies offset by a one-time $1.3 million pre-tax charge for a reduction in branch office inventories. The reduction in branch inventories was consistent with the Company's shift in strategy to have its branches operate as sales execution centers rather than local distribution centers. The decrease in the percentage for fiscal 1997 as compared to fiscal 1996 was due primarily to increased list prices and continued efforts in reducing product costs.

OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT) - Operating expenses, as a percentage of revenues, for fiscal 1998, 1997 and 1996 were 37.2%, 35.3% and 34.9%, respectively. Total operating expenses for fiscal 1998 were $61.8 million, an increase of $7.2 million as compared to total operating expenses of $54.6 million in fiscal 1997. The increase in operating expenses was primarily attributable to increased salaries and related expenses to support the Company's revenue growth and the Company's decision to replace its current technology infrastructure to align with its strategic focus, improve operational performance and achieve year 2000 compliance. The pre-tax charge in fiscal 1998 was $2.7 million related to technology infrastructure.

Operating expenses for fiscal 1997 of $54.6 million represented an increase of $1.4 million as compared to total operating expenses of $53.2 million in fiscal 1996. The increase in operating expenses between the two fiscal years was attributable to the implementation of telesales to all the Company's branch sales operations, increased support and marketing costs for the Company's technology products, increased support costs for the Company's independent distribution channel and costs with respect to the search and replacement of the Company's Chief Executive Officer.

INTEREST EXPENSE - Interest expense, net for fiscal 1998 was $335,000 lower than the net interest expense for fiscal 1997. Net interest expense for fiscal 1997 was $584,000 lower than the net interest expense for fiscal 1996. The decrease in interest expense in both years was primarily because of decreased levels of long-term debt due to scheduled debt repayments.

INCOME TAXES - Income taxes, as a percentage of pre-tax earnings, for fiscal 1998 was 46.9%, an increase of 3.4 percentage points as compared to the effective tax rate of 43.5% in fiscal 1997. The increase in the effective tax rate was primarily due to an increase in foreign taxes as well as the proportionately greater impact of state taxes, goodwill and foreign taxes due to lower pre-tax income in the current year. The effective tax rate of 43.5% was unchanged for fiscal 1997 and 1996.

COMPETITION

The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that may be less costly or provide additional features. Such competition could result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs, and could result in lost sales.

CURRENT DEVELOPMENTS

The Company recently announced an agreement granting Bescorp-Registered Trademark-Inc. exclusive distribution rights to several products in the Company's Forms Handling Equipment line, including continuous forms bursters, decollators and mergers.

The Company also announced an agreement allowing Transkrit-Registered Trademark-Corp. to directly market and sell high speed mailing systems, including InfoSeal-Registered Trademark- folding and sealing equipment manufactured by the Company.

MANAGEMENT SYSTEM UPGRADES AND YEAR 2000 COMPLIANCE

The Company is aware of problems associated with computer systems as the year 2000 approaches. The Company's initiative to upgrade its systems to better support its strategic direction and improve operational efficiencies will also mitigate current year 2000 compliance issues with internal systems. The cost of the systems upgrade project and general improvements to the infrastructure related to this upgrade is estimated to be $1.6 to $2.0 million. Since the upgrade project costs are related to an overall systems project, the year 2000 compliance costs cannot be reasonably determined. The costs and time schedule for the systems upgrade are based on management's best estimates for the implementation of this new management information system and infrastructure upgrades. The Company has initiated programs to identify, and mitigate to the best of its ability, any remaining internal and
external risks associated with the year 2000 problem.   The risk of not
meeting its timeline or problems with suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

TRENDS

Recent market research indicates there may be an accelerated move to digital technologies, such as imaging, by large paper intensive organizations. This trend could result in a weakening of demand for the Company's paper-based records management supplies and records storage products. Failure of the Company to match the changing market with new document management products and services could materially adversely affect the Company's business, results of operations, financial condition and prospects.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for fiscal 1999. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

In June 1997, FASB issued Statement of Financial Accounting Standards No.
131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its fiscal 1999 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 did not have a significant impact on the timing of the Company's revenue recognition.

In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 ("FAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which the Company is required to adopt for its fiscal 1999 annual financial statements. This statement revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the FASB believes are no longer necessary, and standardize footnote disclosures. This statement requires comparative information for earlier years to be restated. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

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

Focus on Services

The shift in the Company's strategy to focus on its professional services as a way of providing value-added solutions to its customers has risk. The risk is that the Company may not be able to generate the product sales along with the service sales or that the level of product drag-along related to service sales has been overestimated. In either situation, the loss of product sales could have a material adverse effect on the Company's business, results of operations and financial condition.

Distribution Channels

The Company is currently pursuing a strategy to refine and expand its distribution channels. It is seeking to reorient its direct channel from local distribution centers to sales execution centers and focus them on major accounts. The Company is also seeking to expand its call center operations and to direct reorder business through this efficient distribution method. In conjunction with handling inbound sales activity a new initiative is underway to generate sales through the use of outbound telemarketing. Additionally, the Company is seeking to remove exclusivity from its independent distributors. This will allow the Company to institute electronic commerce as part of its distribution channel fabric. These changes may result in temporary or permanent loss of sales people and independent distributors and the resultant loss of revenue they currently generate. This result could have a material adverse effect on the Company's business, results of operations and financial condition.

Retaining and Attracting Qualified Personnel

The Company's future performance may depend in significant part upon attracting and retaining key senior management, manufacturing, sales and marketing personnel. Competition for such personnel is intense and the inability to retain its current key personnel or to attract, assimilate or retain other highly qualified personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Operating Results

Factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products and services, changes in the channels through which the Company's products and services are distributed, timing of new product announcements and introductions by the Company and its competitors, fluctuations in product costs, variations in manufacturing cycle time, fluctuations in manufacturing utilization, the ability of the Company to achieve manufacturing efficiencies with its new and existing products, increased research and development expenses, exchange rate fluctuations, a change in the Company's effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

Competition

The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that may be less costly or provide additional features. Such competition could result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs and could result in lost sales.

Management System Upgrades and Year 2000 Compliance

The Company is aware of problems associated with computer systems as the year 2000 approaches. The Company's initiative to upgrade its systems to better support its strategic direction and improve operational efficiencies will also mitigate current year 2000 compliance issues with internal systems. The cost of the systems upgrade project and general improvements to the infrastructure related to this upgrade is estimated to be $1.6 to $2.0 million. Since the upgrade project costs are related to an overall systems initiative, the year 2000 compliance costs cannot be reasonably determined. The costs and time schedule for the systems upgrade are based on management's best estimates for the implementation of this new management information system and infrastructure upgrades. The Company has initiated programs to identify, and mitigate to the best of its ability, any remaining
internal and external risks associated with the year 2000 problem.   The risk
of not meeting its timeline or problems with suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

Dependence on Sole Source Suppliers

The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments which could adversely affect the Company's business, financial condition and results of operations.

New Processes and Products and Manufacturing Efficiencies

There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing efficiencies in the future. The inability of the Company to achieve planned efficiencies from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products could have a material adverse effect on the Company's business, financial condition and results of operations.

Backlog

The backlog of orders is not a significant factor in understanding the business of the Company. The nature of the Company's business is such that the value of backlog represents only a small portion of the on-going revenues of the business. No one order would normally account for a significant value of backlog.

Government Sales

With the government, both Federal and State/Local comprising 8-10% of the Company's revenues, the Company is primarily exposed to risks from reductions in budget allocations to support regulation and administrative offices. The current reinventing government initiative opens opportunities to help government streamline workflow processes, reduce paperwork and increase customer service, which may provide short-term opportunities for the Company. However, the long-term effect of a government initiative to streamline processes could have a negative impact on the Company's business, financial condition and results of operations.

Patents, Proprietary Rights and Related Litigation

The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has been notified in the past and the Company may be notified in the future of claims that they may be infringing upon patents or other intellectual property rights owned by third parties. There can be no assurance that in the future any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

Risks Associated with International Sales

In fiscal 1998, international sales accounted for approximately 20% of the Company's total revenues. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Management of Growth

The Company has increased its expense levels to support its recent growth. The Company expects to continue to increase its operating expenses by hiring additional personnel to support expected growth, increased marketing efforts and additional research and development activities. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, or if the Company's revenues decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

Effect of Anti-Takeover Provisions

The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Shareholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Shareholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The section entitled "Election of Directors," which appears in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers" in Part I of this report.

Item 11.   EXECUTIVE COMPENSATION

The information related to executive compensation which appears in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" which appears in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

                                                                       Page Number
                                                                       -----------
     1.   CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                                      29
          Consolidated Statements of Earnings for the
               three years ended May 31, 1998                               30
          Consolidated Balance Sheets at May 31, 1998
               and 1997                                                     31
          Consolidated Statements of Stockholders'
               Equity for the three years ended May 31, 1998                32
          Consolidated Statements of Cash Flows for
               the three years ended May 31, 1998                           33
          Statement of Accounting Policies                                  34-36
          Notes to Consolidated Financial Statements                        37-44

     2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

          Independent Auditors' Report                                      45

          Schedule for the three years ended May 31, 1998:
               II   Valuation and Qualifying Accounts                       46

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits: See Index to Exhibits on page 25. The Exhibits listed in the accompanying Index are referenced as part of this report.

B.   Reports on Form 8-K:

     None


3.  EXHIBITS:

             3.1       Certificate of Incorporation (Exhibit 3.1 of 1993 Form
                       10-K)(2)
             3.2       Certificate of Designation, Preferences and Rights of the
                       Terms of the Series A Preferred Stock (Exhibit 3.2 filed
                       with Form 10-Q for the quarter ended November 30, 1996)(2)
             3.3       Second Amended and Restated Bylaws of the Company dated
                       October 17, 1996 (Exhibit 4 of Form 8-K dated October 17,
                       1996)(2)
             4.1       Form of Rights Agreement between the Company and ChaseMellon
                       Shareholder Services, L.L.C., as Rights Agent (including as
                       Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as
                       Exhibit B the form of Right Certificate, and as Exhibit C the
                       Summary of Terms of Rights Agreement)(Exhibit 1 of Form 8-K
                       dated October 17, 1996)(2)
            10.1       Tab Products Co. 1981 Incentive Stock Option Plan (Exhibit 10 of
                       the 1983 Form 10-K)(1), (2)
            10.2       Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the  1987
                       Form 10-K)(1), (2)
            10.3       1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)(1), (2)
            10.4       Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the
                       1992 Form 10-K)(2)
            10.5       Amendment dated July 27, 1993 to Note Agreement of Tab Products Co.
                       dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993
                       Form 10-K)(2)
            10.6       Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit 10.20 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.7       Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
            10.8       Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
            10.9       Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
            10.10      Letter dated July 21, 1995 amending the Prudential Note Agreement dated
                       March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
            10.11      Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)


            10.12      Bank of America Business Loan Agreement dated August 26, 1996 (Exhibit
                       10.36 filed with the 1996 Form 10-K)(2)
            10.13      Letter dated August 20, 1996 amending the Prudential Note Agreement dated
                       March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
            10.14      Form of Indemnity Agreement between the Company and each of its Executive
                       Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30, 1996)(1), (2)
            10.15      Form of Change of Control Agreement between the Company and named Executive
                       Officers (Exhibit 10.40 filed with Form 10-Q for the quarter ended November 30,
                       1996)(1), (2)
            10.16      Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)(1), (2)
            10.17      Employment Agreement between the Company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1), (2)
            10.18      Non-qualified Stock Option Agreement between the Company and Philip C. Kantz
                       (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1), (2)
            10.19      Non-qualified Stock Option Agreement between the Company and Philip C. Kantz
                       (Exhibit 10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1), (2)
            10.20      Non-qualified Stock Option Agreement between the Company and Philip C. Kantz
                       (Exhibit 10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1), (2)
            10.21      Bank of America Amendment No. 1 dated November 4, 1997 to Business Loan Agreement dated August 26, 1996 (Exhibit 10 filed with Form 10-Q for the quarter ended
                       November 30, 1997)(2)
            23.1       Independent Auditors' Consent
            27         Financial Data Schedule

                       (1) Compensatory Plan or Arrangement
                       (2) Incorporated by reference from the noted previously
                           filed document.



Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, and State of California, on this twenty-eighth day of August, 1998.

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


NAME AND TITLE                                                    DATE
--------------                                                    ----
/s/ Hans A. Wolf                                            August 28, 1998
-------------------------------------------------           ---------------
Hans A. Wolf, Chairman of the Board

/s/ Philip C. Kantz                                         August 28, 1998
-------------------------------------------------           ---------------
Philip C. Kantz, Director; President and
Chief Executive Officer

/s/ David J. Davis                                          August 28, 1998
-------------------------------------------------           ---------------
David J. Davis, Senior Vice President,
Operations and Chief Financial Officer

/s/ William R. Kinzie                                       August 28, 1998
-------------------------------------------------           ---------------
William R. Kinzie, Controller and Chief
Accounting Officer

/s/ Robert R. Augsburger                                    August 28, 1998
-------------------------------------------------           ---------------
Robert R. Augsburger, Director

/s/ Robert S. Cecil                                         August 28, 1998
-------------------------------------------------           ---------------
Robert S. Cecil, Director

/s/ Kathryn S. Hanson                                       August 28, 1998
-------------------------------------------------           ---------------
Dr. Kathryn S. Hanson, Director

/s/ Jerry K. Myers                                          August 28, 1998
-------------------------------------------------           ---------------
Jerry K. Myers, Director


                               TAB PRODUCTS CO.


                     CONSOLIDATED FINANCIAL STATEMENTS
              AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                              FORM 10-K ITEM 14



              FISCAL YEARS ENDED MAY 31, 1998, 1997 AND 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tab Products Co.:

We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.





San Jose, California
June 25, 1998

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF EARNINGS



                                                                   Year Ended May 31
                                             ---------------------------------------------------------
                                                     1998                1997                1996
                                             ----------------    ----------------    -----------------
Revenues                                      $  165,943,000      $  154,451,000      $  152,698,000
Costs and expenses:
     Cost of revenues                             98,913,000          92,270,000          93,025,000
     Selling, general and administrative          60,912,000          53,765,000          52,726,000
     Research and development                        889,000             785,000             502,000
                                             ----------------    ----------------    -----------------
Total costs and expenses                         160,714,000         146,820,000         146,253,000
                                             ----------------    ----------------    -----------------

Operating income                                   5,229,000           7,631,000           6,445,000

Interest, net                                       (639,000)           (974,000)         (1,558,000)
                                             ----------------    ----------------    -----------------

Earnings before income taxes                       4,590,000           6,657,000           4,887,000

Provision for income taxes                         2,155,000           2,896,000           2,126,000
                                             ----------------    ----------------    -----------------

Net earnings                                    $  2,435,000        $  3,761,000        $  2,761,000
                                             ----------------    ----------------    -----------------
                                             ----------------    ----------------    -----------------

Earnings per share
     Basic                                      $        .48         $       .77        $       .57
     Diluted                                    $        .46         $       .75        $       .57

Shares used in computation
     Basic                                         5,101,565           4,879,131           4,851,951
     Diluted                                       5,286,363           5,017,075           4,877,131



See accompanying Statement of Accounting Policies and
Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED BALANCE SHEETS


                                                                             May 31
                                                              ----------------------------------
ASSETS                                                              1998               1997
                                                              --------------    ----------------
CURRENT ASSETS:
Cash and cash equivalents                                      $  7,199,000      $    8,568,000
Short-term investments                                            4,896,000           3,586,000
Accounts receivable, less allowances for doubtful
  accounts of $947,000 and $769,000                              24,943,000          25,550,000
Inventories                                                      11,015,000          11,381,000
Prepaid income taxes and other expenses                           5,725,000           2,320,000
                                                              --------------    ----------------
Total current assets                                             53,778,000          51,405,000

Property, plant and equipment, net                               19,063,000          20,567,000
Goodwill, net                                                     3,683,000           4,281,000
Other assets                                                        964,000           4,446,000
                                                              --------------    ----------------
                                                                $77,488,000         $80,699,000
                                                              --------------    ----------------
                                                              --------------    ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                               $ 3,437,000         $ 3,313,000
Accounts payable                                                  6,257,000           6,677,000
Compensation payable                                              3,910,000           4,347,000
Other accrued liabilities                                         8,389,000           8,605,000
                                                              --------------    ----------------
Total current liabilities                                        21,993,000          22,942,000
                                                              --------------    ----------------
Long-term debt                                                    7,391,000          10,828,000
                                                              --------------    ----------------
Deferred taxes and other noncurrent liabilities                   3,207,000           2,402,000
                                                              --------------    ----------------
Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized - 500,000 shares, issued - none
Common stock, $.01 par value, authorized - 25,000,000 shares,
  issued -1998- 7,601,616 shares, 1997 - 7,365,803 shares            76,000              74,000
Additional paid-in capital                                       15,219,000          13,309,000
Retained earnings                                                63,885,000          62,473,000
Minimum pension liability adjustment                             (2,418,000)                -
Treasury stock, 1998 and 1997 - 2,432,227 shares                (31,365,000)        (31,365,000)
Cumulative translation adjustment                                  (500,000)             36,000
                                                              --------------    ----------------
Total stockholders' equity                                       44,897,000          44,527,000
                                                              --------------    ----------------
                                                                $77,488,000         $80,699,000
                                                              --------------    ----------------
                                                              --------------    ----------------

See accompanying Statement of Accounting Policies and
Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                 ------------------------
                                    Number of               Additional                     Minimum                    Cumulative
                                     Shares                   Paid-in        Retained       Pension      Treasury    Translation
                                   Outstanding    Amount      Capital         Earnings     Liability       Stock      Adjustment
                                 -------------  ---------  ------------   ------------    ----------  --------------  -----------
BALANCES, JUNE 1, 1995               4,851,951  $  73,000  $ 12,705,000   $ 57,898,000                 $(31,365,000)  $  517,000
Net earnings                                                                 2,761,000
Dividends, $.20 per share                                                    (970,000)
Translation adjustment                                                                                                  (157,000)
                                 -------------  ---------  ------------   ------------   -----------  --------------  -----------
BALANCES, MAY 31, 1996               4,851,951     73,000    12,705,000    59,689,000                   (31,365,000)     360,000
Net earnings                                                                3,761,000
Dividends, $.20 per share                                                    (977,000)
Translation adjustment                                                                                                  (324,000)
Stock options exercised
   and tax benefit on
   disqualified common
   stock dispositions                  81,625       1,000       604,000
                                 -------------  ---------  ------------   ------------   -----------  --------------  -----------
BALANCES, MAY 31, 1997              4,933,576      74,000    13,309,000    62,473,000                   (31,365,000)      36,000
Net earnings                                                                2,435,000
Dividends, $.20 per share                                                  (1,023,000)
Translation adjustment                                                                                                  (536,000)
Stock options exercised
  and tax benefit on
  disqualified common                 235,813       2,000    1,910,000
  stock dispositions
Minimum pension liability changes                                                        $(2,418,000)
                                 -------------  ---------  ------------   ------------   -----------  --------------  -----------
BALANCES, MAY 31, 1998              5,169,389   $  76,000  $15,219,000    $63,885,000    $(2,418,000)  $(31,365,000)  $ (500,000)
                                 -------------  ---------  ------------   ------------   -----------  --------------  -----------
                                 -------------  ---------  ------------   ------------   -----------  --------------  -----------

See accompanying Statement of Accounting Policies and
Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED MAY 31
                                                         -----------------------------------------------------
                                                               1998               1997                1996
                                                         --------------    ---------------      --------------
OPERATING ACTIVITIES

Net earnings                                              $  2,435,000       $  3,761,000        $   2,761,000
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
Depreciation and amortization                                7,018,000          4,001,000            4,065,000
Deferred income taxes and other liabilities                   (410,000)           113,000              396,000
Other                                                          381,000            200,000              (12,000)

Changes in operating assets and liabilities:
Accounts receivable, net                                       237,000         (2,029,000)              882,000
Inventories                                                    122,000           (205,000)            3,271,000
Prepaid income taxes and other expenses                     (1,815,000)          (490,000)            1,853,000
Other assets                                                   551,000            361,000            (1,412,000)
Accounts payable                                              (302,000)            895,000           (1,469,000)
Compensation payable                                          (407,000)            811,000              635,000
Other accrued liabilities                                     (137,000)            749,000              374,000
                                                         --------------    ---------------      --------------
Net cash provided by operating activities                    7,673,000           8,167,000           11,344,000
                                                         --------------    ---------------      --------------

INVESTING ACTIVITIES

Purchases of property, plant and
   equipment, net                                           (4,927,000)        (3,309,000)          (2,825,000)
Purchases of short-term investments                         (9,282,000)        (7,198,000)          (5,998,000)
Sales of short-term investments                              7,972,000          5,934,000            5,276,000
                                                         --------------    ---------------      --------------
Net cash required by investing activities                   (6,237,000)        (4,573,000)          (3,547,000)
                                                         --------------    ---------------      --------------

FINANCING ACTIVITIES

Repayment of debt                                           (3,313,000)        (3,813,000)          (4,092,000)
Proceeds from issuance of common stock                       1,910,000            491,000
Dividends paid                                              (1,023,000)          (977,000)            (970,000)
                                                         --------------    ---------------      --------------
Net cash required by financing activities                   (2,426,000)        (4,299,000)          (5,062,000)
                                                         --------------    ---------------      --------------
Effect of exchange rate changes on cash                       (379,000)           (58,000)            (157,000)
                                                         --------------    ---------------      --------------
Increase (decrease) in cash and cash equivalents            (1,369,000)          (763,000)           2,578,000
Cash and cash equivalents at beginning of year               8,568,000          9,331,000            6,753,000
                                                         --------------    ---------------      --------------
Cash and cash equivalents at end of year                  $  7,199,000       $  8,568,000         $  9,331,000
                                                         --------------    ---------------      --------------
                                                         --------------    ---------------      --------------


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

ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such estimates include the allowance for doubtful accounts, warranty and obligations for post-retirement health care and pension benefits. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES The current assets and liabilities of the Company's Canadian, Australian and European subsidiaries are translated into U.S. dollars at current exchange rates, long-term assets are translated at historical rates, and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in net earnings.

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

INVENTORIES are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out
(LIFO) method for domestic inventories, which was approximately $1,424,000 at May 31, 1998 ($2,003,000 at May 31, 1997). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

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

GOODWILL represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $598,000, $496,000 and $464,000 in fiscal years 1998, 1997 and 1996, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

RECENTLY ISSUED ACCOUNTING STANDARDS In June 1997, the Financial Accounting Standards Board ("FASB") adopted Statements of Financial Accounting Standards ("SFAS") 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has not determined the impact of the adoption of these new accounting standards on its consolidated financial statement disclosures.

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 will not have a significant impact on the timing of the Company's revenue recognition.

In February 1998, the FASB issued Statement of Financial Accounting Standards SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which the Company is required to adopt for its fiscal 1999 annual financial statements. This statement revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the FASB believes are no longer necessary, and standardize footnote disclosures. This statement requires comparative information for earlier years to be restated. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

All of these statements became effective for the fiscal year beginning June 1, 1998.

REVENUE RECOGNITION Revenues on product sales are recognized upon product shipment. Related installation revenues are recognized when installation is complete. Equipment service revenues are recognized ratably over the contractual period or as the services are performed.

EARNINGS PER SHARE (EPS) are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the average number of common and dilutive common equivalent shares outstanding, in accordance with SFAS 128 (see Note 12).

STOCKHOLDERS' EQUITY Shares of the Company which are repurchased are treated as Treasury stock and are accounted for under the cost method.

INCOME TAXES Deferred income taxes are provided for temporary differences between financial statements and income tax reporting, in accordance with SFAS 109.

STOCK-BASED COMPENSATION The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company believes that the carrying amount for cash and cash equivalents, short-term investments, accounts receivables, accounts payable and long-term debt approximated fair value as of May 31, 1998.

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

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Short-Term Investments
The Company's short-term investments have been classified as available-for-sale securities. The amortized cost of available-for-sale securities at May 31, 1998 and May 31, 1997 are presented in the table which follows. Available-for-sale securities are classified as current assets and mature generally within six months. For each category of investment securities the fair market value approximates amortized cost.

                                                         May 31
                                            ---------------------------------
                                                1998                1997
                                            ------------         ------------
Corporate obligations                       $  3,923,000         $  3,320,000
U.S. Government obligations                      973,000              266,000
                                            ------------         ------------
                                            $  4,896,000         $  3,586,000
                                            ------------         ------------
                                            ------------         ------------

2.  Inventories                                           May 31
                                            ---------------------------------
                                                1998                1997
                                            ------------         ------------
Finished goods                              $  4,265,000         $  6,669,000
Work in process                                2,704,000            1,319,000
Raw material                                   4,046,000            3,393,000
                                            ------------         ------------
                                            $ 11,015,000         $ 11,381,000
                                            ------------         ------------
                                            ------------         ------------

If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $763,000 at May 31, 1998 and $1,190,000 at May 31, 1997. The liquidation of certain LIFO inventory increased earnings before income tax by $427,000 in 1998, by $220,000 in 1997 and had no significant impact on earnings in 1996.

3.  Property, Plant and Equipment                        May 31
                                            ---------------------------------
                                                1998                 1997
                                            ------------         ------------
Land and improvements                       $    990,000         $    990,000
Buildings and improvements                    19,486,000           18,667,000
Machinery and equipment                       17,572,000           16,589,000
Furniture and fixtures                        17,031,000           16,109,000
Leasehold improvements                           332,000              276,000
Field service spare parts                      3,814,000            2,867,000
                                            ------------         ------------
                                              59,225,000           55,498,000
Less accumulated depreciation
 and amortization                            (40,162,000)         (34,931,000)
                                            ------------         ------------
                                            $ 19,063,000         $ 20,567,000
                                            ------------         ------------
                                            ------------         ------------

4.  Long-Term Debt and Credit Line                       May 31
                                            ---------------------------------
                                                 1998                 1997
                                            ------------         ------------
Unsecured term loans                        $  9,500,000         $ 12,500,000
Unsecured term loan from bank                  1,328,000            1,641,000
                                            ------------         ------------
Total debt                                    10,828,000           14,141,000
Less current portion                          (3,437,000)          (3,313,000)
                                            ------------         ------------
Long-term debt                              $  7,391,000         $ 10,828,000
                                            ------------         ------------
                                            ------------         ------------

The Company has $9,500,000 of unsecured term loans outstanding: $6,000,000 at 8.7% with principal payments through fiscal 2001 and $3,500,000 at 6.9% with principal payments through fiscal 2003. The Company also has a $1,328,000 unsecured term loan outstanding from a bank with principal payments through fiscal 2003. Interest on the bank loan is at the bank's reference rate (8.50% at May 31, 1998) plus .50%. The Company, at its discretion, can select other interest rate methods for this bank loan. These interest rate methods include a fixed rate option, long-term rate option and an offshore rate option. The term loans contain restrictions with respect to certain payments (including dividends), additional debt, creation of liens and guarantees and maintenance of minimum quick assets and stockholders' equity.

The Company has an unsecured revolving line of credit of $10 million with a bank, as of May 31, 1998 which expires October 31, 1998. Borrowings are available at the bank's reference rate (8.50% at May 31, 1998) or at certain rate options, such as fixed rate, long-term rate and offshore rate options which may be lower. The Company had no borrowings outstanding under this line as of May 31, 1998.

Required principal payments of long-term debt are payable as follows: Year ending May 31, 1999-$3,437,000; 2000-$3,437,000; 2001-$1,937,000;
2002-$1,062,000 and 2003-$955,000.

Cash paid for interest which approximates interest expense was $1,190,000, $1,515,000 and $1,850,000 for fiscal 1998, 1997 and 1996, respectively.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Other Accrued Liabilities                            May 31
                                            ---------------------------------
                                                 1998                  1997
                                            ------------         ------------
Payroll and related benefits                $  2,416,000         $  2,138,000
Deferred service contract income               3,105,000            2,819,000
Dividends                                        258,000              247,000
Amount due to independent sales reps             750,000              943,000
Other                                          1,860,000            2,458,000
                                            ------------         ------------
                                            $  8,389,000         $  8,605,000
                                            ------------         ------------
                                            ------------         ------------

6.  Income Taxes
Earnings before income taxes and the provision for income taxes are comprised of the following for the years ended May 31:

                                                1998                 1997               1996
                                            ------------         ------------        -----------
Earnings before income taxes:
Domestic                                    $  3,008,000         $  4,648,000        $ 3,785,000
Foreign                                        1,582,000            2,009,000          1,102,000
                                            ------------         ------------        -----------
                                            $  4,590,000         $  6,657,000        $ 4,887,000
                                            ------------         ------------        -----------
                                            ------------         ------------        -----------

Provision (credit) for income taxes:
Current:
    Federal                                 $  2,372,000         $  1,685,000        $   942,000
    State                                        621,000              398,000            229,000
    Foreign                                      668,000              740,000            568,000
                                            ------------         ------------        -----------
                                               3,661,000            2,823,000          1,739,000
                                            ------------         ------------        -----------
                                            ------------         ------------        -----------

Deferred:
    Federal                                   (1,167,000)              13,000            354,000
    State                                       (325,000)              32,000             31,000
    Foreign                                      (14,000)              28,000              2,000
                                            ------------         ------------        -----------
                                              (1,506,000)              73,000            387,000
                                            ------------         ------------        -----------
                                            $  2,155,000         $  2,896,000        $ 2,126,000
                                            ------------         ------------        -----------
                                            ------------         ------------        -----------

The following is a reconciliation of the effective income tax rates, for financial statement purposes.

                                             Percentage of Pre-Tax Earnings
                                            ---------------------------------
                                            1998          1997           1996
                                            -----         -----         -----
United States statutory rate                35.0%         35.0%         35.0%
State income taxes,
    net of federal income tax benefit        4.2           4.3           3.5
Non-deductible goodwill                      4.2           2.6           3.6
Foreign taxes                                1.8             -             -
Other                                        1.7           1.6           1.4
Effective tax rate                          46.9%         43.5%         43.5%

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

                                                         May 31
                                            ---------------------------------
                                                 1998                1997
                                            ------------         ------------
DEFERRED TAX ASSETS
Post-retirement benefit obligation          $    527,000          $  524,000
Reserves not currently deductible              2,490,000           1,081,000
Vacation accrual                                 438,000             452,000
Allowance for doubtful accounts                  305,000             228,000
Operating loss carry forwards                          -              46,000
Pension obligation                               460,000                   -
Cumulative translation adjustments               442,000                   -
Other                                            136,000             119,000
                                            ------------         ------------
                                               4,798,000           2,450,000
                                            ------------         ------------

DEFERRED TAX LIABILITIES
Differences between book and tax basis
   of property                                (1,921,000)         (1,891,000)
Pension contribution                                   -          (1,336,000)
Other                                           (241,000)           (147,000)
                                            ------------         ------------
                                              (2,162,000)         (3,374,000)
                                            ------------         ------------
Net deferred tax assets (liabilities)       $  2,636,000         $  (924,000)
                                            ------------         ------------
                                            ------------         ------------

                                                         May 31
                                            ---------------------------------
                                                 1998                1997
                                            ------------         ------------
NET DEFERRED TAX ASSETS (LIABILITIES)
WERE COMPRISED OF THE FOLLOWING:
Current assets                              $  3,076,000         $   410,000
Non-current liabilities                         (440,000)         (1,334,000)
                                            ------------         ------------
Net deferred tax assets (liabilities)       $  2,636,000         $  (924,000)
                                            ------------         ------------
                                            ------------         ------------

The Company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries which the Company intends to reinvest indefinitely. Cash payments for income taxes were: $2,984,000, $2,581,000 and $700,000 in 1998, 1997 and 1996, respectively.


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

Net pension cost was $450,000, $395,000 and $782,000 for fiscal 1998, 1997 and 1996, respectively, and included the following components.

                                                 1998                1997                1996
                                            ------------         ------------       ------------
Cost of benefits earned                     $    758,000         $    729,000       $    641,000
Interest cost on projected benefit
    obligation                                 1,665,000            1,537,000          1,378,000
Actual return on plan assets                  (2,386,000)          (1,694,000)        (4,579,000)
Amortization of initial unrecognized
    net obligation                                22,000               22,000             22,000
Unrecognized prior service cost                   19,000               19,000             19,000
Deferred gain (loss)                             372,000             (218,000)         3,301,000
                                            ------------         ------------       ------------
Net pension cost                            $    450,000         $    395,000       $    782,000
                                            ------------         ------------       ------------
                                            ------------         ------------       ------------

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table sets forth the plans funded status:

                                                                      May 31
                                                          -------------------------------
                                                               1998              1997
                                                          ------------      -------------
Pension plan assets at market value                       $ 23,313,000      $  21,444,000
                                                          ------------      -------------
Less present value of projected benefit obligation:
Vested                                                      24,242,000         17,657,000
Non-vested                                                     743,000            915,000
Effect of projected future compensation levels               3,463,000          2,743,000
                                                          ------------      -------------
Projected benefit obligation                                28,448,000         21,315,000
                                                          ------------      -------------
Excess/(deficiency) of plan assets over projected
    benefit obligation                                      (5,135,000)           129,000
Prior service cost                                             210,000            229,000
Unrecognized net obligation at date of initial
    application, amortized over 20 years                       201,000            223,000
Unrecognized net loss                                        7,493,000          2,638,000
Adjustment to recognize minimum liability                   (4,441,000)                 -
                                                          ------------      -------------
Prepaid pension assets (liabilities)                      $ (1,672,000)     $   3,219,000
                                                          ------------      -------------
                                                          ------------      -------------

At May 31, 1998, the Company's additional minimum liability for its defined benefit plan was in excess of the unrecognized prior service costs and net transition obligation and was recorded as a non-cash charge of $2,418,000 to stockholders' equity, net of tax benefits of $1,612,000, in accordance with SFAS No. 87, "Employers'" Accounting for Pensions.

The weighted average discount rate and long-term rate of compensation increase used in determining the actuarial present value of the projected benefit obligations were 6.75% and 5%, respectively, at year end 1998 and 8% and 5%, respectively, at year end 1997. The expected long-term rate of return on plan assets for fiscal 1999 is 9.5%, the same as fiscal 1998.

The Company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the Company make contributions in either cash or common stock, at its option, equal to 50% of minimum contributions made by participating employees. The plan also provides for additional Company contributions up to a maximum of 75% of participating employees' minimum contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $460,000, $445,000 and $419,000 for fiscal 1998, 1997 and 1996, respectively.

The Company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the Company. Generally, Company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

Net post-retirement benefit cost was $233,000, $172,000 and $178,000 for fiscal years 1998, 1997 and 1996, respectively. The Company's post-retirement health care plans are not funded.

Accumulated post-retirement benefit obligation:

                                                         May 31
                                            ---------------------------------
                                                 1998               1997
                                            ------------         ------------
Retirees                                    $    837,000       $  1,078,000
Fully eligible active plan participants          239,000            146,000
Other active plan participants                   889,000            332,000
                                            ------------         ------------
Total accumulated post-retirement benefit
    obligation                                 1,965,000          1,556,000
Unrecognized prior service costs                  67,000             77,000
Unrecognized net loss                           (788,000)          (366,000)
                                            ------------         ------------
Accrued post-retirement benefit cost        $  1,244,000       $  1,267,000
                                            ------------         ------------
                                            ------------         ------------

Net post-retirement benefit costs consisted of the following components:

                                                1998               1997             1996
                                            ------------       ------------      -----------
Service cost                                $     85,000       $     38,000      $    33,000
Interest cost on accumulated
    post-retirement benefit obligation           132,000            123,000          132,000
Net amortization and deferrals                    16,000             11,000           13,000
                                            ------------       ------------      -----------
Net post-retirement benefit costs           $    233,000       $    172,000       $  178,000
                                            ------------       ------------      -----------
                                            ------------       ------------      -----------

The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of June 1, 1997 was 10% decreasing linearly each successive year until it reaches 5% in fiscal year 2003, after which it will

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


remain constant. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation, service cost and interest cost components of the net periodic post-retirement benefit cost by approximately 12%, 19% and 11%, respectively. The impact of a 1% decrease in the trend rates would decrease these components 10%, 15% and 8%, respectively. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% for fiscal 1998 and 8% for fiscal 1997.

8.  Stock Option Plans and Stock Purchase Right Plan
Under the 1991 Employee Stock Option Plan (the Option Plan) the Company may grant options to purchase shares of common stock to employees at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant and become exercisable ratably over a 4-year period.

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

Under the Directors' Plan outside directors of the Company are automatically granted additional options annually, to purchase 2,000 shares of common stock of the Company at the fair market value at the date of grant for each year that such person remains a director of the Company. The grant date will be the date of the Annual Stockholders' Meeting. Annual options granted under the plan are immediately exercisable and expire 10 years from the date of grant. The total shares authorized under the plan is 150,000 of which 10,000 shares were granted in fiscal 1998 and 50,000 shares were granted in fiscal 1997. All options issued under the Directors' Plan are non-qualified options.

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

In October 1996, the Company declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding share of common stock. The Right entitles a stockholder to purchase one one-hundredth of a share of preferred stock at $35 per Right exercisable after a person acquires 15% or more of TAB's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Under certain circumstances, if a person acquires 15% or more of the common stock, the Rights permit the holders to purchase TAB common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquiring person at a 50% discount. Rights held by an acquiring person will become null and void in both cases. The Rights are subject to redemption by the Company's Board of Directors for $.001 for each Right. The Rights expire on October 23, 2006.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Option activity under the plans is as follows:

                                                                                        Weighted
                                                                                        Average
                                                                   Number of            Exercise
                                                                     Shares               Price
                                                                  -----------          ------------
Outstanding, June 1, 1995 (620,500 exercisable at
    a weighted average price of $10.38)                             858,500              $10.12
Granted (weighted average fair value of $1.33)                      722,000                6.08
Canceled                                                           (894,250)               9.96
                                                                  -----------          ------------
Outstanding, May 31, 1996 (3,750 exercisable at a
    weighted average price of $6.38)                                686,250                6.08
Granted (weighted average fair value of $2.26)                      343,500                8.69
Exercised                                                           (81,625)               6.03
Canceled                                                           (171,750)               6.00
                                                                  -----------          ------------
Outstanding, May 31, 1997 (207,125 exercisable at
    weighted average price of $6.26)                                776,375                7.26
Granted (weighted average fair value of $2.82)                       70,000               10.25
Exercised                                                          (235,813)               6.09
Canceled                                                            (98,812)               6.98
                                                                  -----------          ------------
Outstanding, May 31, 1998 (149,125 exercisable at
    weighted average price of $7.58)                                511,750               $8.26
                                                                  -----------
                                                                  -----------

Additional information regarding options outstanding as of May 31, 1998 is as follows:

                                            Options Outstanding                    Options Exercisable
                                     --------------------------------       ---------------------------------
                                     Weighted Avg.
                                      Remaining
   Range of             Number        Contractual       Weighted Avg.         Number           Weighted Avg.
Exercise Prices      Outstanding      Life (yrs.)      Exercise Price       Exercisable       Exercise Price
----------------     -----------     -------------     --------------       -----------       --------------
$6.00 -  $6.38          79,875            7.0               $6.05              44,125             $6.03
$6.50 -  $7.63         123,125            8.0                6.84              42,500              6.74
$9.13 - $12.00         308,750            8.7                9.39              62,500              9.25
                     -----------                                            -----------
$6.00 - $12.00         511,750            8.3               $8.26             149,125             $7.58
                     -----------                                            -----------
                     -----------                                            -----------

At May 31, 1998 494,843 and 90,000 shares were available for future grants under the Option Plan and Directors' Plan, respectively.

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

These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 32.9% in fiscal 1998 and 30.8% in fiscal 1997 and 1996; risk free interest rates, 5.66% in fiscal 1998 and 6.25% in fiscal 1997 and 1996 and a dividend rate of 2.5% in fiscal years 1998, 1997 and 1996. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $2,242,000 ($.44 basic and $.42 diluted per share) in fiscal 1998, $3,541,000 ($.73 basic and $.71 diluted per share) in fiscal 1997 and $2,286,000 ($.47 basic and diluted per share) in fiscal 1996. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Commitments and Contingencies
The Company and its subsidiaries are obligated under leases of certain office nad warehouse facilities expiring at various dates through 2012. The future minimum rental payments under these lease agreements at May 31, 1998 are as follows:

                          1999     $1,758,000
                          2000      1,369,000
                          2001        704,000
                          2002        337,000
                          2003        149,000
                    Thereafter        200,000
                                   -----------
                                   $4,517,000
                                   -----------
                                   -----------

Total rentals charged to expense amounted to $2,620,000 in 1998, $2,632,000 in 1997 and $2,802,000 in 1996.

10. Major Customer
No single customer accounted for greater than 10% of consolidated revenues in fiscal 1998 and 1997. Revenues derived from the U.S. Government were 10% of total revenues in fiscal year 1996.

11. Foreign Subsidiaries
The Company has three foreign subsidiaries which market their products in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation.

Foreign revenues were $32,533,000, $32,214,000 and $30,132,000 for the years ended May 31, 1998, 1997 and 1996, respectively. Foreign operating income was $1,703,000, $2,240,000 and $1,045,000 for the years ended May 31, 1998,
1997 and 1996, respectively.

Total identifiable assets (excluding cash) and liabilities in foreign countries were $9,141,000 and $2,905,000, respectively, at May 31, 1998 compared with $9,216,000 and $3,151,000 at May 31, 1997.

Transaction and exchange losses included in earnings, amounted to approximately $102,000, $18,000 and $225,000 in fiscal 1998, 1997 and
1996, respectively.

12. Per Share Information
Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the fiscal years ended May 31, 1998, 1997 and 1996, respectively, are calculated as follows (in thousands, except per share data):

                                                                May 31
                                                -------------------------------------
                                                  1998           1997          1996
                                                --------       --------      --------
Weighted average shares outstanding               5,102          4,879         4,852
Net earnings                                     $2,435         $3,761        $2,761
     Basic earnings per share                    $  .48         $  .77        $  .57
                                                --------       --------      --------
                                                --------       --------      --------

Weighted average shares outstanding               5,102          4,879         4,852
Dilutive effect of options                          184            138            25
                                                --------       --------      --------
     Total                                        5,286          5,017         4,877
Net earnings                                     $2,435         $3,761        $2,761
     Diluted earnings per share                  $  .46         $  .75        $  .57
                                                --------       --------      --------
                                                --------       --------      --------

TAB PRODUCTS CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. Selected Quarterly Data (Unaudited)
    (In thousands, except per share data)


                                                                                Earnings (Loss) Per Share
                                                Gross            Net            -------------------------
Fiscal Quarter Ended            Revenues      Profit (1)    Earnings (Loss)         Basic       Diluted
--------------------         ------------     ----------    ---------------     -----------   -----------
1998
AUGUST 31                     $  39,443         $15,922        $   886            $  .18       $  .17
NOVEMBER 30                      41,573          17,516          1,404               .28          .27
FEBRUARY 28                      41,096          17,289          1,402               .27          .26
MAY 31                           43,831          16,303         (1,257)             (.24)        (.24)
                             ------------     ----------    ---------------
                              $ 165,943         $67,030        $ 2,435               .48          .46
                             ------------     ----------    ---------------
                             ------------     ----------    ---------------

1997
AUGUST 31                     $  35,012         $14,105        $   679            $  .14       $  .14
NOVEMBER 30                      40,255          16,185          1,183               .24          .24
FEBRUARY 28                      38,761          15,939          1,092               .22          .22
MAY 31                           40,423          15,952            807               .16          .16
                             ------------     ----------    ---------------
                              $ 154,451         $62,181        $ 3,761               .77          .75
                             ------------     ----------    ---------------
                             ------------     ----------    ---------------

(1)  Revenues less cost of revenues.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tab Products Co.:

We have audited the consolidated financial statements of Tab Products Co. and its subsidiaries as of May 31, 1998 and 1997, and for each of the three years in the period ended May 31, 1998, and have issued our report thereon dated June 25, 1998; such financial statements and report are included in your fiscal 1998 Annual Report to Stockholders. Our audits also included the financial statements schedule of Tab Products Co., for the years ended May 31, 1998, 1997 and 1996, listed in Item 14(A)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.




DELOITTE & TOUCHE LLP

San Jose, California
June 25, 1998

                    TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                               Additions     Uncollectible
                              Balance at      Charged to        Accounts         Balance at
 Allowance for Doubtful       Beginning       Costs and        Charged to          End of
  Accounts Receivable         of Period        Expenses         Reserve            Period
-----------------------       ----------      ----------     -------------       ----------
Year ended May 31, 1998        $769,000        $462,000         $284,000          $947,000

Year ended May 31, 1997        $620,000        $400,000         $251,000          $769,000

Year ended May 31, 1996        $708,000        $187,000         $275,000          $620,000