Form 10-Q
period 1998-08-31
TAB PRODUCTS CO
filed 1998-10-15
CIK 96116

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1998

                                       OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 1-7736

                                TAB PRODUCTS CO.
          ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       94-1190862
----------------------------                 ---------------------------------
  (State of Incorporation)                   (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                 94304
------------------------------------------            --------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number - including area code   (650) 852-2400
                                                   --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 31, 1998 - 5,171,514.

This report, including all exhibits and attachments, contains 19 pages.

                                TAB PRODUCTS CO.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        Page No.
ITEM 1        Financial Statements:

              Consolidated Condensed Balance Sheets
              August 31, 1998 and May 31, 1998                             3

              Consolidated Condensed Statements of Earnings
              Three months ended August 31,
              1998 and 1997                                                4

              Consolidated Condensed Statements of Cash Flows
              Three months ended August 31,
              1998 and 1997                                                5

              Supplemental Financial Data - Notes                          6

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10

ITEM 3        Quantitative and Qualitative Disclosure About
              Market Risks                                                16

                           PART II. OTHER INFORMATION

ITEM 6        Exhibits                                                    17

              Signatures                                                  18

                          PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000's omitted except share data)


ASSETS                                              August 31, 1998      May 31, 1998
                                                    ---------------   ---------------
Current assets:
   Cash and cash equivalents                        $         4,216   $         7,199
   Short-term investments                                     4,402             4,896
   Accounts receivable, less allowances of
     $856 and $947 for doubtful accounts                     24,974            24,943
   Inventories                                               11,038            11,015
   Prepaid income taxes and other expenses                    6,001             5,725
                                                    ---------------   ---------------
     Total current assets                                    50,631            53,778

Property, plant and equipment, net of accumulated
   depreciation of $40,774 and $40,162                       20,365            19,063
Goodwill, net                                                 3,282             3,683
Other assets                                                  1,080               964
                                                    ---------------   ---------------
                                                    $        75,358   $        77,488
                                                    ---------------   ---------------
                                                    ---------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                $         3,438   $         3,437
   Accounts payable                                           6,415             6,257
   Compensation payable                                       2,372             3,910
   Other accrued liabilities                                  8,721             8,389
                                                    ---------------   ---------------
     Total current liabilities                               20,946            21,993
                                                    ---------------   ---------------
Long-term debt                                                7,312             7,391
                                                    ---------------   ---------------
Deferred taxes and other non-current liabilities              2,883             3,207
                                                    ---------------   ---------------

Stockholders' equity:
   Preferred stock: $.01 par value, authorized -
      500,000 shares, issued - none                              --                --
   Common stock: $.01 par value, authorized -
      25,000,000 shares, issued - August 1998
      - 7,603,741 shares and May 1998
      - 7,601,616 shares                                         76                76
   Additional paid-in capital                                15,230            15,219
   Retained earnings                                         63,631            63,885
   Treasury stock: August 1998 and May 1998 -
      2,432,227 shares                                      (31,365)          (31,365)
   Accumulated other comprehensive income                    (3,355)           (2,918)
                                                    ---------------   ---------------
        Total stockholders' equity                           44,217            44,897
                                                    ---------------   ---------------
                                                    $        75,358   $        77,488
                                                    ---------------   ---------------
                                                    ---------------   ---------------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000's omitted except share data)



                                                  Three Months Ended
                                                      August 31
                                              --------------------------
                                                  1998           1997
                                              -----------    -----------
Revenues                                      $    38,128    $    39,443
                                              -----------    -----------
Costs and expenses:
   Cost of revenues                                23,877         23,521
   Selling, general and administrative             13,848         13,962
   Research and development                           256            224
                                              -----------    -----------
     Total costs and expenses                      37,981         37,707
                                              -----------    -----------
     Operating income                                 147          1,736

Interest, net                                        (138)          (168)
                                              -----------    -----------
     Earnings before income taxes                       9          1,568

Provision for income taxes                              4            682
                                              -----------    -----------
     Net earnings                             $         5    $       886
                                              -----------    -----------
                                              -----------    -----------
Basic net earnings per share                  $      0.00    $      0.18
                                              -----------    -----------
                                              -----------    -----------
Shares used in computing basic net
   earnings per share                           5,171,432      5,009,041
                                              -----------    -----------
                                              -----------    -----------
Diluted net earnings per share                $      0.00    $      0.17
                                              -----------    -----------
                                              -----------    -----------

Shares used in computing diluted net
   earnings per share                           5,297,529      5,181,643
                                              -----------    -----------
                                              -----------    -----------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000's omitted)


                                                                 Three Months Ended
                                                                      August 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Operating Activities:
   Net earnings                                               $        5    $      886
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
   Depreciation and amortization                                   1,204         1,086
   Other                                                              --           (26)
   Changes in operating assets and liabilities:
      Accounts receivable                                           (301)          272
      Inventories                                                   (138)         (922)
      Prepaid income taxes and other expenses                       (297)          (36)
      Other assets                                                   (64)           53
      Accounts payable                                               239          (356)
      Commissions payable                                         (1,528)         (546)
      Other accrued liabilities                                      201          (255)
                                                              ----------    ----------
       Net cash provided (required) by operating activities         (679)          156
                                                              ----------    ----------


Investing Activities:

   Purchase of property, plant and equipment, net                 (2,391)         (916)
   Purchases of short-term investments                            (1,467)       (2,934)
   Sales of short-term investments                                 1,961         1,741
                                                              ----------    ----------
       Net cash required by investing activities                  (1,897)       (2,109)
                                                              ----------    ----------

Financing Activities:

  Repayment of long-term debt                                        (78)          (78)
  Proceeds from issuance of common stock                              11           647
  Dividends paid                                                    (259)         (250)
                                                              ----------    ----------
       Net cash provided (required) by financing activities         (326)          319
                                                              ----------    ----------

Effect of exchange rate changes on cash                              (81)          (14)
                                                              ----------    ----------

Decrease in cash and cash equivalents                             (2,983)       (1,648)

Cash and cash equivalents at beginning of period                   7,199         8,568

                                                              ----------    ----------
Cash and cash equivalents at end of period                    $    4,216    $    6,920
                                                              ----------    ----------
                                                              ----------    ----------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.

                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)

1.   Basis of Presentation

     The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended May 31, 1998. The results of operations for the three-month period ended August 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 1999. The May 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventory

     Inventories consisted of the following (in thousands):

                             August 31, 1998       May 31, 1998
                             ---------------     ---------------
     Finished goods          $         6,003     $         4,265
     Work in process                     636               2,704
     Raw materials                     4,399               4,046
                             ---------------     ---------------
                             $        11,038     $        11,015
                             ---------------     ---------------
                             ---------------     ---------------

3.   Net Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the quarters ended August 31, 1998 and 1997, respectively, are calculated as follows (in thousands, except per share data):

     The following table sets forth the computation of net earnings per share (in thousands, except per share data):


                                           Three Months Ended
                                   August 31, 1998   August 31, 1997
                                   ---------------   ---------------
Net earnings                       $             5   $           886
                                   ---------------   ---------------
                                   ---------------   ---------------
Basic:
  Weighted average common shares
  outstanding used in computing
  basic net earnings per share           5,171,432         5,009,041
                                   ---------------   ---------------
                                   ---------------   ---------------
Basic net earnings per share       $          0.00   $          0.18
                                   ---------------   ---------------
                                   ---------------   ---------------
Diluted:
  Weighted average common shares
  outstanding                            5,171,432         5,009,041
Dilutive options outstanding               126,097           172,602
                                   ---------------   ---------------
Shares used in computing diluted
  net earnings per share                 5,297,529         5,181,643
                                   ---------------   ---------------
                                   ---------------   ---------------
Diluted net earnings per share     $          0.00   $          0.17
                                   ---------------   ---------------
                                   ---------------   ---------------

4.   Dividends

     Dividends declared for the three month periods ended August 31, 1998 and 1997 were as follows:


               Record Date    Shares Outstanding    Dividend Per Share
               -----------    ------------------    ------------------
           August 25, 1998     5,171,514             $   0.05
           August 25, 1997     5,041,576             $   0.05


5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholders' equity.

     The components of comprehensive income, net of tax, are as follows (in thousands):


                                         Three Months Ended
                                  August 31, 1998     August 31, 1997
                                  ---------------     ---------------
Net earnings                      $             5     $           886

Foreign currency translation                 (437)               (178)
                                  ---------------     ---------------
Comprehensive income (loss)       $          (432)    $           708
                                  ---------------     ---------------
                                  ---------------     ---------------

     Accumulated other comprehensive income, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):


                                  August 31, 1998       May 31, 1998
                                  ---------------     ---------------
Foreign currency translation      $          (937)    $          (500)
Minimum pension liability                  (2,418)             (2,418)
                                  ---------------     ---------------
Accumulated other
  comprehensive income (loss)     $        (3,355)    $        (2,918)
                                  ---------------     ---------------
                                  ---------------     ---------------

6.   Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for annual financial statements for periods beginning after December 15, 1997, and for interim periods after the first year of adoption. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which the Company is required to adopt for its fiscal 1999 annual financial statements. This statement revises existing disclosure requirements for pension and other postretirement benefit plans thereby intending to improve the understandability of benefit disclosures, eliminate certain requirements that the Financial Accounting Standards Board believes are no longer necessary, and standardize footnote disclosures. This statement requires comparative information for earlier years to be restated. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new standard, the Company does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

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

FINANCIAL CONDITION

At August 31, 1998 the company had cash and short-term investments of $8.6 million, a decrease of $3.5 million from the $12.1 million at May 31, 1998. The company's working capital position at August 31, 1998 was $29.7 million as compared with $31.8 million at May 31, 1998. The decrease in cash and working capital are the result of investments in new enterprise software and hardware infrastructure improvements. The current ratio of 2.4 at August 31, 1998 was the same as that reported for May 31, 1998. Inventories at August 31, 1998 and May 31, 1998 were $11.0 million. Management believes that the company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure, were $2.4 million for the three months ended August 31, 1998. Capital expenditures to support operations for fiscal 1999 are expected to be in the range of $6.5 to $7.0 million.

For the three month period ended August 31, 1998 the company paid cash dividends of $259,000 as compared to $250,000 in the prior fiscal year.

The company has an unsecured revolving line of credit of $10 million with a bank which expires on October 31, 1998. The company received a commitment letter on October 14, 1998 from the bank to renew the line of credit in the amount of $15 million for a period of two years. There were no borrowings outstanding under the line of credit at August 31, 1998.

RESULTS OF OPERATIONS

Revenues for the first quarter of fiscal 1999 amounted to $38.1 million, down $1.3 million or 3.3% from the $39.4 million reported in the first quarter of fiscal 1998. The decreased revenues were the result of lower revenues from both domestic operations ($.7 million) and international operations ($.6 million). During the first quarter of fiscal 1999, the Company executed a broad realignment of territories, introduced a new sales compensation structure, and conducted extensive sales training in the branch sales channel, which resulted in an adverse impact on revenues. Domestic revenues were adversely impacted by the Company's decision to eliminate the sale of non-Tab document management and equipment related products. Equipment revenues were lower in the current quarter due to an unusually large sale ($.5 million) in fiscal 1998 that was not repeated in fiscal 1999. Offsetting these revenue decreases were increased sales of technology products, professional services and mobile filing equipment. International revenues were primarily impacted by foreign exchange fluctuations quarter over quarter as sales in local currencies were essentially flat.

Cost of Revenue, as a percentage of revenues, was 62.6% for the first quarter of fiscal 1999 as compared to the 59.6% reported in the first quarter of fiscal 1998. Cost of revenues for the first quarter was $23.9 million as compared to the $23.5 million reported in the comparable quarter of fiscal 1998. The increase in cost of revenues as a percentage of revenue was the result of both lower revenues and increased manufacturing costs due to lower factory efficiencies.

Operating Expenses were $14.1 million or 37.0% of revenues for the first quarter of fiscal 1999 as compared to $14.2 million or 36.0% of revenues for the first quarter of fiscal 1998. The increase in operating expenses as a percentage of revenues was primarily due to increased payments under the Company's new sales compensation program that overlapped with commission payments under the old system in the first quarter of fiscal 1999. Additionally, the company has increased sales costs to better support the increase in technology revenues. Offsetting these increases were reductions in expenses for operating sales branches and no recording of accruals for management incentive plans where targets were not achieved in the current quarter.

Interest Expense, net, was $138,000 in the first quarter of fiscal 1999 as compared to $168,000 in the first quarter of fiscal 1998. The decrease for the three months ended August 31, 1998 was primarily due to a $3.3 million reduction in the overall debt level as compared to August 31, 1997 as a result of debt repayments during fiscal 1999 and fiscal 1998.

Earning Per Share for the three months ended August 31, 1998 were $.00 per share for both basic and diluted shares compared to $.18 and $.17 per basic and diluted shares, respectively, for the three months ended August 31, 1997.

BUSINESS ENVIRONMENT AND RISK FACTORS

The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control which affect its operations. In accordance with the provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation, fluctuations in foreign exchange rates, and other factors, including those listed below.

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

Management System Upgrades and Year 2000 Compliance

The Company is aware of problems associated with computer systems as the year 2000 approaches. The Company's initiative to upgrade its systems to better support its strategic direction and improve operational efficiencies will also mitigate current year 2000 compliance issues with internal systems. The cost of the systems upgrade project and general improvements to the infrastructure related to this upgrade is estimated to total approximately $1.6 to $2.0 million. During the first quarter of fiscal 1999 the Company incurred approximately $1.3 million related to this project. Since the upgrade project costs are related to an overall systems initiative, the year 2000 compliance costs cannot be reasonably determined. The costs and time schedule for the systems upgrade are based on management's best estimates for the implementation of this new management information system and infrastructure upgrades. The Company has initiated programs to identify, and mitigate to the best of its ability, any remaining internal and external risks associated with the year 2000 problem. The risk of not meeting its timeline or problems with suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

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

Backlog

The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 days and revenue is generally recognized upon product shipment. The Company has shifted its strategy to focus more on its professional services offerings, which are recognized as revenue when the project is completed. Professional services projects are subject to each individual customer's specific needs as it relates to the time frame for execution of the project. Lengthening project order-to-execution time frames could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Sales

With the government, both Federal and State/Local comprising 10% of the Company's revenues, the Company is primarily exposed to risks from reductions in budget allocations to support regulation and administrative offices. The current reinventing government initiative opens opportunities to help the government streamline workflow processes, reduce paperwork and increase customer service which may provide short-term opportunities for the Company. However, the long-term effect of a government initiative to streamline processes could have a negative impact on the Company's business, financial condition and results of operations.

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

Risks Associated with International Sales

In fiscal 1998, international sales accounted for approximately 20% of the Company's total revenues and in the first quarter of fiscal 1999 they accounted for approximately 18% of the Company's total revenues. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

                                                TAB PRODUCTS CO.
                                        ----------------------------------

                                                 (Registrant)



Date:    October 15, 1998                /s/ David J. Davis
                                        ---------------------------------------
                                        David J. Davis, Senior Vice
                                        President, Operations and Chief
                                        Financial Officer

Date:    October 15, 1998               /s/ William R. Kinzie
                                        ---------------------------------------
                                        William R. Kinzie, Corporate
                                        Controller and Chief Accounting
                                        Officer