Form 10-Q
period 1998-11-30
TAB PRODUCTS CO
filed 1999-01-14
CIK 96116

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                                      OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number: 1-7736

                                TAB PRODUCTS CO.
          ---------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                        94-1190862
--------------------------------               ---------------------------------
  (State of Incorporation)                     (IRS Employer Identification No.)

1400 PAGE MILL ROAD, PALO ALTO, CALIFORNIA                    94304
-------------------------------------------               --------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number - including area code    (650) 852-2400
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 1998 - 5,084,889.

This report, including all exhibits and attachments, contains 37 pages.
                                                             ----

                                TAB PRODUCTS CO.

                                     INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1        Financial Statements:

              Consolidated Condensed Balance Sheets
              November 30, 1998 and May 31, 1998                           3

              Consolidated Condensed Statements of Earnings
              Three months and Six months ended November 30,
              1998 and 1997                                                4

              Consolidated Condensed Statements of Cash Flows
              Six months ended November 30, 1998 and 1997                  5

              Supplemental Financial Data - Notes                          6

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

ITEM 3        Quantitative and Qualitative Disclosure About
              Market Risks                                                17

                           PART II. OTHER INFORMATION

ITEM 4.       Submission of matters to a vote of security holders         18

ITEM 6        Exhibits                                                    18

              Signatures                                                  19

                          PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                  TAB PRODUCTS CO.
                 CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                         (000's omitted except share data)

                                                              November 30,           May 31,
                                                                 1998                 1998
ASSETS
Current assets:
   Cash and cash equivalents                                    $    3,235          $    7,199
   Short-term investments                                            3,459               4,896
   Accounts receivable, less allowances of
    $825 and $947 for doubtful accounts                             27,560              24,943
   Inventories                                                      12,084              11,015
   Prepaid income taxes and other expenses                           6,468               5,725
                                                                ----------          ----------

      Total current assets                                          52,806              53,778

Property, plant and equipment, net of
   accumulated depreciation of $41,875 and
   $40,162                                                          19,960              19,063
Goodwill, net                                                        3,238               3,683
Other assets                                                         1,014                 964
                                                                ----------          ----------

Total Assets                                                    $   77,018          $   77,488
                                                                ----------          ----------
                                                                ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                            $    3,438          $    3,437
   Accounts payable                                                  9,138               6,257
   Compensation payable                                              2,059               3,910
   Other accrued liabilities                                         8,743               8,389
                                                                ----------          ----------

      Total current liabilities                                     23,378              21,993
                                                                ----------          ----------

Long-term debt                                                       6,609               7,391
                                                                ----------          ----------
Deferred taxes and other non-current
   liabilities                                                       3,586               3,207
                                                                ----------          ----------

Stockholders' equity:
   Preferred stock: $.01 par value,
authorized - 500,000 shares, issued - none                               -                   -
   Common stock: $.01 par value, authorized -
25,000,000 shares, issued - November 1998 -
7,606,116 shares and May 1998 - 7,601,616 shares                        76                  76
   Additional paid-in capital                                       15,244              15,219
   Retained earnings                                                63,456              63,885
   Treasury stock: November 1998 - 2,521,227 shares
and May 1998 - 2,432,227 shares                                    (32,006)            (31,365)
Accumulated other comprehensive income                              (3,325)             (2,918)
                                                                ----------          ----------
      Total stockholders' equity                                    43,445              44,897
                                                                ----------          ----------

Total liabilities and stockholder's equity                      $   77,018          $   77,488
                                                                ----------          ----------
                                                                ----------          ----------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000's omitted except share data)

                                                                     Three Months Ended          Six Months Ended
                                                                        November 30,                November 30,
                                                                ----------------------------  -------------------------
                                                                   1998           1997           1998           1997
                                                                ----------     ----------     ----------     ----------
Revenues                                                        $   39,272     $   41,573     $   77,400     $   81,016
                                                                ----------     ----------     ----------     ----------

Costs and expenses:
    Cost of revenues                                                24,221         24,057         48,098         47,578
    Selling, general and
       administrative                                               14,568         14,644         28,416         28,606
    Research and development                                           206            224            462            448
                                                                ----------     ----------     ----------     ----------
       Total costs and expenses                                     38,995         38,925         76,976         76,632
                                                                ----------     ----------     ----------     ----------

       Operating income                                                277          2,648            424          4,384

Interest, net                                                         (133)          (163)          (271)          (331)
                                                                ----------     ----------     ----------     ----------
       Earnings before income taxes                                    144          2,485            153          4,053

Provision for income taxes                                              65          1,081             69          1,763
                                                                ----------     ----------     ----------     ----------

       Net earnings                                             $       79     $    1,404     $       84     $    2,290
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Basic net earnings per share                                    $     0.02     $     0.28     $     0.02     $     0.45
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Shares used in computing basic
    net earnings per share                                       5,114,414      5,096,569      5,143,079      5,052,566
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Diluted net earnings per share                                  $     0.02     $     0.27     $     0.02     $     0.44
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Shares used in computing diluted
    net earnings per share                                       5,148,532      5,298,089      5,221,761      5,244,716
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000's omitted)

                                                                       Six Months Ended
                                                                          November 30,
                                                                     1998            1997
                                                                   --------        -------
Operating Activities:
     Net earnings                                                  $     84        $ 2,290
     Adjustments to reconcile net earnings to net cash
           provided (required) by operating activities:
     Depreciation and amortization                                    2,458          2,114
     Other                                                               -              81
     Changes in operating assets and liabilities:
           Accounts receivable                                       (2,676)        (1,818)
           Inventories                                               (1,049)        (1,207)
           Prepaid income taxes and other expenses                     (213)          (353)
           Other assets                                                  60             24
           Accounts payable                                           2,901            112
           Commissions payable                                       (1,842)           730
           Other accrued liabilities                                     93           (666)
                                                                   --------        -------
Net cash provided (required) by operating activities                   (184)         1,307
                                                                   --------        -------

Investing Activities:

     Purchase of property, plant and equipment, net                  (3,239)        (1,753)
     Purchases of short-term investments                             (2,961)        (4,885)
     Sales of short-term investments                                  4,398          3,723
                                                                   --------        -------
Net cash required by investing activities                            (1,802)        (2,915)
                                                                   --------        -------

Financing Activities:
     Repayment of long-term debt                                       (781)          (656)
     Proceeds from issuance of common stock                              25          1,019
     Repurchase of Treasury Stock                                      (641)
     Dividends paid                                                    (513)          (507)
                                                                   --------        -------
Net cash required by financing activities                            (1,910)          (144)
                                                                   --------        -------

Effect of exchange rate changes on cash                                 (68)          (137)
                                                                   --------        -------

Decrease in cash and cash equivalents                                (3,964)        (1,889)

Cash and cash equivalents at beginning of period                      7,199          8,568
                                                                   --------        -------

Cash and cash equivalents at end of period                         $  3,235        $ 6,679
                                                                   --------        -------
                                                                   --------        -------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.

                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.   Basis of Presentation

     The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended May 31, 1998. The results of operations for the six-month period ended November 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 1999. The May 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventory

     Inventories consisted of the following (in thousands):

                           November 30, 1998        May 31, 1998
                           -----------------     ---------------
     Finished goods          $         6,214     $         4,265
     Work in process                     612               2,704
     Raw materials                     5,258               4,046
                             ---------------     ---------------
                             $        12,084     $        11,015
                             ---------------     ---------------
                             ---------------     ---------------

3.   Dividends

     Dividends declared for the six month periods ended November 30, 1998 and 1997 were as follows:

               Record Date    Shares Outstanding    Dividend Per Share
               -----------    ------------------    ------------------
           August 25, 1998     5,171,514             $   0.05
           November 25, 1998   5,084,889             $   0.05
           August 25, 1997     5,041,576             $   0.05
           November 25, 1997   5,103,014             $   0.05

Tab Products Co., Notes to Consolidated Condensed Financial Statements
(continued)

4.   Net Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the quarters and six-months ended November 30, 1998 and 1997, respectively, are calculated as follows (in thousands, except share data):

                                      Three Months Ended       Six Months Ended
                                         November 30,            November 30,
                                      1998         1997        1998         1997
                                  -----------  -----------  ----------  -----------
Net earnings                      $        79  $     1,404  $       84  $     2,290
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------
Basic:
  Weighted average common shares
  outstanding used in computing
  basic net earnings per share      5,114,414    5,096,569   5,143,079    5,052,566
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------
Basic net earnings per share      $      0.02  $      0.28  $     0.02  $      0.45
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------
Diluted:
  Weighted average common
  shares outstanding                5,114,414    5,096,569   5,143,079    5,052,566
Dilutive options outstanding           34,118      201,520      78,682      192,150
                                  -----------  -----------  ----------  -----------
Shares used in computing diluted
  net earnings per share            5,148,532    5,298,089   5,221,761    5,244,716
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------
Diluted net earnings per share    $      0.02  $      0.27  $     0.02  $      0.44
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------

5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or total stockholders' equity.

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                     Three Months Ended        Six Months Ended
                                         November 30,             November 30,
                                      1998         1997        1998         1997
                                  -----------  -----------  ----------  -----------
Net earnings                      $        79   $    1,404  $       84  $     2,290
Foreign currency translation               30         (326)       (407)        (504)
                                  -----------  -----------  ----------  -----------
Comprehensive income (loss)       $       109   $    1,078  $     (323) $     1,786
                                  -----------  -----------  ----------  -----------
                                  -----------  -----------  ----------  -----------

Tab Products Co., Notes to Consolidated Condensed Financial Statements
(continued)

     Accumulated other comprehensive income, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                November 30, 1998        May 31, 1998
                                -----------------     ---------------
Foreign currency translation      $          (907)    $          (500)
Minimum pension liability                  (2,418)             (2,418)
                                  ---------------     ---------------
Accumulated other
  comprehensive income (loss)     $        (3,325)    $        (2,918)
                                  ---------------     ---------------
                                  ---------------     ---------------

6.   Stock Repurchase

     During the three months ended November 30, 1998, the Company repurchased 89,000 shares of Common Stock under the Company's authorized repurchase program at a cost of $641,000. As of November 30, 1998, the Company intends to repurchase an additional 211,000 shares under the previously announced common stock repurchase program.

7.   Recently Issued Accounting Pronouncements

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "experts," "anticipates," "intends," "plans," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgement of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Business Environment and Risk Factors" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company.

FINANCIAL CONDITION

At November 30, 1998 the Company had cash and short-term investments of $6.7 million, a decrease of $5.4 million from the $12.1 million at May 31, 1998.
The Company's working capital position at November 30, 1998 was $29.4 million as compared with $31.8 million at May 31, 1998. The decrease in cash and working capital are the result of investments in new enterprise software, hardware infrastructure improvements, stock repurchases, debt repayments and foreign exchange impacts. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. The current ratio of 2.3 at November 30, 1998 was slightly lower than the current ratio of 2.4 reported for May 31, 1998. Inventories at November 30, 1998 were $12.1 million as compared to $11.0 million at May 31, 1998. The increase in inventory levels was planned to meet product demands in the September to December time frame. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition (continued)

Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments and in retainable parts to support the growth of service contracts in the Company's field services operation, were $3.2 million for the six months ended November 30, 1998. Capital expenditures to support operations for fiscal 1999 are expected to be in the range of $6.5 to $7.0 million.

For the six month period ended November 30, 1998 the Company paid cash dividends of $513,000 as compared to $507,000 in the prior fiscal year.

The Company has an unsecured revolving line of credit of $15 million with a bank which expires on October 31, 2000. There were no borrowings outstanding under the line of credit at November 30, 1998.

RESULTS OF OPERATIONS

REVENUES for the second quarter of fiscal 1999 amounted to $39.3 million, down $2.3 million or 5.5% from the $41.6 million reported in the second quarter of fiscal 1998. Revenues for the six months ended November 30, 1998 were $77.4 million, down $3.6 million or 4.5% from revenues of $81.0 million reported in the first six months of the prior fiscal year. As in the Company's first quarter, the Company continued to experience revenue decreases associated with products previously withdrawn from its sales channels.In addition, the Company experienced lower sales in manufactured products offset somewhat by increased sales in technology products and services in the domestic market. International revenues were up slightly year over year even though impacted by adverse foreign exchange fluctuations.

COST OF REVENUES, as a percentage of revenues, was 61.7% for the second quarter of fiscal 1999 as compared to the 57.9% reported in the second quarter of fiscal 1998. Cost of revenues for the second quarter was $24.2 million as compared to the $24.1 million reported in the comparable quarter of fiscal 1998. For the six months ended November 30, 1998 cost of revenues was 62.1% as compared to 58.7% in the first six months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue was the result of both lower revenues, sales mix and increased manufacturing costs due to lower factory efficiencies.

OPERATING EXPENSES were $14.8 million or 37.6% of total revenues for the second quarter of fiscal 1999 as compared to $14.9 million or 35.8% of total revenues for the second quarter of fiscal 1998. For the six months ended November 30, 1998 Operating Expenses were $28.9 million or 37.3% of total revenues for the first six months of fiscal 1999 as compared to $29.1 million or 35.9% of total revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by increases in defined benefit pension costs, sales training, systems development costs, technology support costs and continued overlap of a new sales compensation plan implemented at the start of the fiscal year. Offsetting these increases were reductions in expenses for operating the Company's sales branches and reduction of management incentive plan expense as a result of lower revenues in the first six months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

INTEREST EXPENSE, net, was $133,000 in the second quarter of fiscal 1999 as compared to $163,000 in the second quarter of fiscal 1998. For the six months ended November 30, 1998 interest expense, net, was $271,000 as compared to $331,000 in the prior fiscal year. The decrease for the three and six months ended November 30, 1998 was primarily due to a $3.5 million reduction in the overall debt level as compared to November 30, 1997 as a result of debt repayments.

EARNINGS PER SHARE for the three months ended November 30, 1998 were $.02 per share for both basic and diluted shares compared to $.28 and $.27 per basic and diluted shares, respectively, for the three months ended November 30, 1997. For the six months ended November 30, 1998 earnings per share were $.02 per share for both basic and diluted shares compared to $.45 and $.44 per basic and diluted shares, respectively, for the prior fiscal year.

Management System Upgrades and Year 2000 Compliance

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date incorrectly (e.g., interpret the two digits 00 as the year 1900 rather than the year
2000). This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

The Company has undertaken a program to address Year 2000 compliance with respect to the following: (i) the Company's information technology hardware and software ("IT systems"); (ii) the Company's non-information technology systems, such as buildings, plant, equipment, telephone systems, and other infrastructure systems that may contain microcontroller technology ("non-IT systems"); and (iii) exposure from third parties with which the Company does business.

The Company's plan with regard to the Year 2000 issue for each of the above involves the following phases: (i) assessment of systems to determine the extent to which the Company may be vulnerable to the Year 2000 issue; (ii) the development of remedies to address problems discovered in the assessment phase; (iii) the testing of such remedies; and (iv) the preparation of contingency plans to address potential worst case scenarios should the remedies not be successful.

The Company has analyzed most of its IT systems in an effort to identify any systems that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The result to date of the analysis is that most of the IT systems used by the Company are not Year 2000 compliant. A Company-wide enterprise software solution was chosen as the primary means to achieve Year 2000 compliance. The software was selected to add functionality and efficiency in the Company's business processes in addition to achieving Year 2000 compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management System Upgrades and Year 2000 Compliance (continued)

The software is being implemented in stages and in each of the Company's operating locations. The first stage, which comprises most of the manufacturing, all sales and all financial modules, is planned to be tested and in operation by the end of March 1999. The second stage includes project accounting, human resources and the remaining manufacturing operations. This stage is planned to be completed by the end of August 1999. Remediation and testing of IT systems not replaced are planned to be completed by September 1999.

The Company is assessing its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. The assessment is planned to be completed by July 1999. To date, certain non-IT systems have been tested and most such tested non-IT systems have been evaluated as being Year 2000 compliant. Remediation plans for those systems not Year 2000 compliant are planned to be in place by July 1999.

The Company is taking steps designed to assess the Year 2000 readiness of certain suppliers whose possible lack of Year 2000 readiness could, in the Company's judgment, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has conducted extensive inquiries of such suppliers compliance status during the last year and expects to complete the inquires over the next six months.

The Company believes that its most reasonably likely worst case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the year 2000 problems of third parties and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

The Company's production is conducted in domestic and foreign facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, as an example, would be a worst case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities. The Company does not currently maintain facilities which would allow it to generate its own electrical or water supply in lieu of that supplied by utilities. To the extent possible, the Company is working with the infrastructure suppliers for its manufacturing sites, major subcontractor sites and relevant transportation hubs to seek to better ensure continuity of infrastructure services. Contingency planning regarding major infrastructure failure generally emphasizes the shift of production to other, unaffected sites, if appropriate, or planned increases in inventory levels of specific products.

A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management System Upgrades and Year 2000 Compliance (continued)

capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and in certain limited situations includes a planned increase in the level of inventory carried.

The Company is not in a position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. This contingency planning will continue through 1999 as the Company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

The total IT system upgrade project, which includes the Year 2000 remediation, is estimated to cost approximately $1.6 to $2.0 million of which approximately $1.4 million has been spent to date. Since the system replacement costs are related to an overall systems initiative, the Year 2000 compliance costs cannot be reasonably determined. The costs and time schedules for the IT systems and non-IT systems changes are based on management's best estimates.

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

Distribution Channels

The Company is currently pursuing a strategy to refine and expand its distribution channels. The Branch direct sales strategy has been shifted to focus on projects with larger customers that bundle products and services as a way of providing value-added solutions to the Company's customers.

The Company is also seeking to expand its call center operations and to direct replenishment business through this efficient distribution method. In conjunction with handling inbound sales activity a new initiative is underway to generate sales through the use of outbound telemarketing.

The Company has notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract is canceled. A new contract has been offered that eliminates the exclusive territory rights in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment and Risk Factors (continued)

existing contract with other material terms and conditions remaining substantially the same. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of November 30, 1998 approximately one third of the current independent distributors have signed the new contract. The Company is working to achieve acceptance of the new dealer agreement with those who remain non-committal. The Company is also seeking to expand its indirect distribution with the addition of dealer to Branch territories to focus on small to mid-size customers.

These changes in distribution, including the potential loss of existing independent distributors, may disrupt the selling process of the Company resulting in lower sales. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. Penetration of larger customers may not happen as quickly as anticipated and may result in higher selling costs.

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

Competition

The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment and Risk Factors (continued)

may be less costly or provide additional features. Such competition could result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs and could result in lost sales.

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

Backlog

The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period and a resultant increase in backlog. Additionally, the growing professional services component of project sales is recognized as revenue when the project is completed resulting in a longer order-to-revenue cycle for a component of the Company's revenue stream.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment and Risk Factors (continued)

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

Risks Associated with International Sales

In fiscal 1998, international sales accounted for approximately 20% of the Company's total revenues and in the first six months of fiscal 1999 they accounted for approximately 19% of the Company's total revenues. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Business Environment and Risk Factors (continued)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The company held its annual meeting of stockholders on October 29, 1998.
          (b) All of management's nominees as listed in the proxy statement were elected.
          (c)   The votes for each Director are indicated below:

                Director              For      Withheld Authority
                --------              ---      ------------------
                R. R. Augsburger   4,632,095        55,109
                R. S. Cecil        4,630,794        56,410
                K. S. Hanson       4,630,694        56,510
                P. C. Kantz        4,471,757       215,447
                J. K. Myers        4,089,379       597,825
                H. A. Wolf         4,473,685       213,519

          (d) The company's appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending May 31, 1999 was approved. The vote is indicated below:

                For                4,645,194
                Against               13,260
                Abstain               28,750
                Non-Vote                   0

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

         (a)   10.1  Bank of America Business Loan Agreement dated November 1,
                     1998
               27    Financial Data Schedule

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

                                                 TAB PRODUCTS CO.
                                        ----------------------------------
                                                   (Registrant)


Date:    January 14, 1999                /s/ David J. Davis
                                        ---------------------------------------
                                        David J. Davis, Senior Vice
                                        President, Operations and Chief
                                        Financial Officer

Date:    January 14, 1999               /s/ William R. Kinzie
                                        ---------------------------------------
                                        William R. Kinzie, Corporate
                                        Controller and Chief Accounting
                                        Officer