Form 10-Q
period 1999-02-28
TAB PRODUCTS CO
filed 1999-04-14
CIK 96116

                                     FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1999

                                       OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 28, 1999 - 5,027,689.


This report, including all exhibits and attachments, contains 27 pages.

                                TAB PRODUCTS CO.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
ITEM 1        Financial Statements:

              Consolidated Condensed Balance Sheets
              February 28, 1999 and May 31, 1998                           3

              Consolidated Condensed Statements of Earnings
              Three months and Nine months ended February 28,
              1999 and 1998                                                4

              Consolidated Condensed Statements of Cash Flows
              Nine months ended February 28, 1999 and 1998                 5

              Supplemental Financial Data - Notes                          6

ITEM 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

ITEM 3        Quantitative and Qualitative Disclosure About
              Market Risks                                                17

                           PART II. OTHER INFORMATION

ITEM 6        Exhibits                                                    17

              Signatures                                                  18

                         PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                  TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000's omitted except share data)

                                                                                    February 28,                  May 31,
                                                                                        1999                        1998
                                                                                    ------------                 ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $   5,710                  $  7,199
    Short-term investments                                                                 2,977                     4,896
    Accounts receivable, less allowances of
    $977 and $947 for doubtful accounts                                                   28,320                    24,943
    Inventories                                                                            9,422                    11,015
    Prepaid income taxes and other expenses                                                5,725                     5,725
                                                                                       ---------                  --------
       Total current assets                                                               52,154                    53,778

Property, plant and equipment, net of accumulated
depreciation of $42,837 and $40,162                                                        19,464                    19,063
Goodwill, net                                                                              3,175                     3,683
Other assets                                                                                 958                       964
                                                                                       ---------                  --------
Total Assets                                                                           $  75,751                  $ 77,488
                                                                                       ---------                  --------
                                                                                       ---------                  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                 $   3,438                  $  3,437
     Accounts payable                                                                      6,915                     6,257
     Compensation payable                                                                  1,759                     3,910
     Other accrued liabilities                                                            10,296                     8,389
                                                                                       ---------                  --------
         Total current liabilities                                                        22,408                    21,993
                                                                                       ---------                  --------
Long-term debt                                                                             6,531                     7,391
                                                                                       ---------                  --------
Deferred taxes and other non-current
liabilities                                                                                3,337                     3,207
                                                                                       ---------                  --------
Stockholders' equity:
     Preferred stock: $.01 par value,
     authorized-500,000 shares, issued-none                                                    -                         -
     Common stock: $.01 par value, authorized-
     25,000,000 shares, issued-February 1999-
     7,606,116 shares and May 1998-7,601,616
     shares                                                                                   76                        76
     Additional paid-in capital                                                           15,244                    15,219
     Retained earnings                                                                    63,485                    63,885
     Treasury stock: February 1999-2,578,427
     shares and May 1998-2,432,227 shares                                                (32,320)                  (31,365)
     Accumulated other comprehensive income                                               (3,010)                   (2,918)
                                                                                       ---------                  --------
          Total stockholders' equity                                                      43,475                    44,897
                                                                                       ---------                  --------
Total liabilities and stockholder's equity                                             $  75,751                  $ 77,488
                                                                                       ---------                  --------
                                                                                       ---------                  --------

See Notes to Consolidated Condensed Financial Statements.

                                  TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                                Three Months Ended                     Nine Months Ended
                                                                   February 28,                           February 28,
                                                      ---------------------------------------  -----------------------------------
                                                             1999                1998               1999               1998
                                                      -------------------  ------------------  ----------------  -----------------
Revenues                                                       $ 40,575             $41,096         $ 117,975          $ 122,112
                                                      -------------------  ------------------  ----------------  -----------------
Costs and expenses:
    Cost of revenues                                             24,690              23,807            72,788             71,385
    Selling, general and
    administrative                                               14,729              14,463            43,145             43,069
    Research and development                                        257                 215               719                663
                                                      -------------------  ------------------  ----------------  -----------------
       Total costs and expenses                                  39,676              38,485           116,652            115,117
                                                      -------------------  ------------------  ----------------  -----------------
       Operating income                                             899               2,611             1,323              6,995

Interest, net, and other                                           (288)               (130)             (559)              (461)
                                                      -------------------  ------------------  ----------------  -----------------
       Earnings before income taxes                                 611               2,481               764              6,534

Provision for income taxes                                          331               1,079               400              2,842
                                                      -------------------  ------------------  ----------------  -----------------
       Net earnings                                              $  280             $ 1,402             $ 364             $3,692
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
Basic net earnings per share                                     $ 0.06              $ 0.27            $ 0.07             $ 0.73
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
Shares used in computing basic
net earnings per share                                        5,045,000           5,135,156         5,111,000          5,079,793
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
Diluted net earnings per share                                   $ 0.06              $ 0.26            $ 0.07             $ 0.70
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
Shares used in computing diluted
net earnings per share                                        5,047,000           5,315,576         5,158,000          5,269,782
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------

See Notes to Consolidated Condensed Financial Statements.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)

                                                                                                         Nine Months Ended
                                                                                                            February 28,
                                                                                                -----------------------------------
                                                                                                      1999                1998
                                                                                                -----------------   ---------------
Operating Activities:
     Net earnings                                                                                        $  364           $ 3,692
     Adjustments to reconcile net earnings to net cash
            provided by operating activities:
     Depreciation and amortization                                                                        3,839             3,211
     Other                                                                                                    -                21
     Changes in operating assets and liabilities:
           Accounts receivable                                                                           (3,447)             (143)
           Inventories                                                                                    1,601            (1,241)
           Prepaid income taxes and other expenses                                                          261              (299)
           Other assets                                                                                     188               406
           Accounts payable                                                                                 676               908
           Compensation payable                                                                          (2,138)              127
           Other accrued liabilities                                                                      1,356               379
                                                                                                -----------------   ---------------
Net cash provided by operating activities                                                                 2,700             7,061
                                                                                                -----------------   ---------------

Investing Activities:

     Purchase of property, plant and equipment, net                                                      (3,899)           (3,691)
     Purchases of short-term investments                                                                 (4,464)           (6,848)
     Sales of short-term investments                                                                      6,383             5,679
                                                                                                -----------------   ---------------
Net cash required by investing activities                                                                (1,980)           (4,860)
                                                                                                -----------------   ---------------

Financing Activities:

     Repayment of long-term debt                                                                           (859)             (734)
     Proceeds from issuance of common stock                                                                  25             1,385
     Repurchase of Treasury Stock                                                                          (955)                -
     Dividends paid                                                                                        (764)             (765)
                                                                                                -----------------   ---------------
Net cash required by financing activities                                                                (2,553)             (114)
                                                                                                -----------------   ---------------

Effect of exchange rate changes on cash                                                                     344              (481)
                                                                                                -----------------   ---------------

Increase (decrease) in cash and cash equivalents                                                         (1,489)            1,606

Cash and cash equivalents at beginning of period                                                          7,199             8,568
                                                                                                -----------------   ---------------

Cash and cash equivalents at end of period                                                              $ 5,710          $ 10,174
                                                                                                -----------------   ---------------
                                                                                                -----------------   ---------------

See Notes to Consolidated Condensed Financial Statements.

                              TAB PRODUCTS CO.

               SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)

1.   Basis of Presentation

     The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended May 31, 1998. The results of operations for the nine-month period ended February 28, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 1999. The May 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Inventory

     Inventories consisted of the following (in thousands):


                                              February 28, 1999        May 31, 1998
                                              -----------------     ---------------
                        Finished goods        $           4,739     $         4,265
                        Work in process                     572               2,704
                        Raw materials                     4,111               4,046
                                              -----------------     ---------------
                                              $           9,422     $        11,015
                                              -----------------     ---------------
                                              -----------------     ---------------

3.   Dividends

     Dividends declared for the nine month periods ended February 28, 1999 and 1998 were as follows:

            Record Date        Shares Outstanding    Dividend Per Share
            -----------        ------------------    ------------------
          Fiscal 1999:
           August 25, 1998         5,171,514             $   0.05
           November 25, 1998       5,084,889             $   0.05
           February 25, 1999       5,027,689             $   0.05
          Fiscal 1998:
           August 25, 1997         5,041,576             $   0.05
           November 25, 1997       5,103,014             $   0.05
           February 25, 1998       5,161,764             $   0.05

Tab Products Co., Notes to Consolidated Condensed Financial Statements
(continued)

4.   Net Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the quarters and nine-months ended February 28, 1999 and 1998, respectively, are calculated as follows (in thousands, except share data):

                                                                Three Months Ended                     Nine Months Ended
                                                                   February 28,                           February 28,
                                                      ---------------------------------------  -----------------------------------
                                                             1999                1998               1999               1998
                                                      -------------------  ------------------  ----------------  -----------------
   Net earnings                                             $       280         $     1,402       $       364         $    3,692
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
   Basic:
   Weighted average common shares outstanding
      used in computing basic net earnings
      per share                                               5,045,127           5,135,156         5,110,787          5,079,793
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
   Basic net earnings per share                             $      0.06         $      0.27       $      0.07         $     0.73
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
   Diluted:
   Weighted average common
     shares outstanding                                       5,045,127           5,135,156         5,110,787          5,079,793
   Dilutive options outstanding                                   2,023             180,420            47,464            189,989
                                                      -------------------  ------------------  ----------------  -----------------
   Shares used in computing diluted
     net earnings per share                                   5,047,150           5,315,576         5,158,251          5,269,782
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------
   Diluted net earnings per share                           $      0.06         $      0.26       $      0.07         $     0.70
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------

5.   Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal 1999. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net earnings or total stockholders' equity.

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                Three Months Ended                     Nine Months Ended
                                                                   February 28,                           February 28,
                                                      ---------------------------------------  -----------------------------------
                                                             1999                1998               1999               1998
                                                      -------------------  ------------------  ----------------  -----------------
   Net earnings                                                  $ 280             $ 1,402             $ 364            $ 3,692
   Foreign currency translation                                    315                  23               (92)              (481)
                                                      -------------------  ------------------  ----------------  -----------------
   Comprehensive income                                          $ 595             $ 1,425             $ 272            $ 3,211
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------

     Tab Products Co., Notes to Consolidated Condensed Financial Statements (continued)

     Accumulated other comprehensive income, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                                               February 28,                 May 31,
                                                                                   1999                      1998
                                                                          ------------------------  ------------------------
Foreign currency translation                                                       $  (592)                  $  (500)
Minimum pension liability                                                           (2,418)                   (2,418)
                                                                          ------------------------  ------------------------
Accumulated other
 comprehensive loss                                                                $(3,010)                  $(2,918)
                                                                          ------------------------  ------------------------
                                                                          ------------------------  ------------------------

6.   Stock Repurchase

     During the three and nine months ended February 28, 1999, the Company repurchased 57,200 and 146,200 shares of Common Stock under the Company's authorized repurchase program at a cost of $314,000 and $955,000, respectively. As of February 28, 1999, the Company intends to repurchase in the future an additional 153,800 shares under the previously announced stock repurchase program.

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

8.       Events Subsequent to February 28, 1999

     During March 1999, the Company announced that the Tab Products Co. Pension Plan, (the "Plan") for which all domestic employees of the Company are eligible to participate, would be suspended as of March 31, 1999. After this date employees will not receive any further pension credits and no new employees will enter the

Tab Products Co., Notes to Consolidated Condensed Financial Statements
(continued)

Plan. All employees will become fully vested in the Pension benefit they have accrued to March 31, 1999. The pension expense related to the Plan for fiscal 1999 will be approximately the same as if the Plan had not been suspended, as certain curtailment costs will have to be expensed that will offset the savings of suspending the plan two months before the end of fiscal 1999.

The Company also announced plans to enhance the Company matching component of its Tax Deferred Savings Plan ("401(k)") effective with the fiscal year beginning June 1, 1999. The Company match is currently a maximum of 2% and will be increased to a maximum of 3% effective June 1, 1999; however, the impact to the Company will depend on employee participation. In fiscal 1999 the Company's contribution will be approximately $450,000.

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

FINANCIAL CONDITION

At February 28, 1999 the Company had cash and short-term investments of $8.7 million, a decrease of $3.4 million from the $12.1 million at May 31, 1998. The Company's working capital position at February 28, 1999 was $29.7 million as compared with $31.8 million at May 31, 1998. The decrease in cash and working capital are the result of investments in new enterprise software, hardware infrastructure improvements, stock repurchases, debt repayments and foreign exchange impacts. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. Accounts receivable has been impacted by product sales related to services projects resulting in a longer payment cycle. The current ratio of 2.3 at February 28, 1999 was slightly lower

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition (Continued)

than the current ratio of 2.4 reported for May 31, 1998. Inventories at February 28, 1999 were $ 9.4 million as compared to $11.0 million at May 31, 1998. The decrease in inventory levels is due to a program to reduce inventory in the manufacturing operations. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments and in retainable parts to support the growth of service contracts in the Company's field services operation, were $0.7 and $3.9 million for the three and nine months ended February 28, 1999, respectively. Capital expenditures to support operations for fiscal 1999 are expected to total approximately $5.0 million.

During the three and nine months ended February 28, 1999, the Company repurchased 57,200 and 146,200 shares of Common Stock under the Company's authorized repurchase program at a cost of $314,000 and $955,000, respectively. As of February 28, 1999, the Company intends to repurchase an additional 153,800 shares in the future under the previously announced stock repurchase program. The Company currently has no plans to reissue the stock which has been repurchased.

For the nine month period ended February 28, 1999 the Company paid cash dividends of $764,000 as compared to $765,000 in the prior fiscal year.

The Company has an unsecured revolving line of credit of $15 million with a bank which expires on October 31, 2000. There were no borrowings outstanding under the line of credit at February 28, 1999. Effective January 29, 1999, the Company entered into a master lease agreement with a technology equipment leasing company for a total lease line of $0.5 million. The Company utilized the line to lease computer equipment with a cost of $0.1 million at the end of February. The lease is classified as an operating lease.

RESULTS OF OPERATIONS

REVENUES for the third quarter of fiscal 1999 amounted to $40.6 million, down $.5 million or 1% from the $41.1 million reported in the third quarter of fiscal 1998. Revenues for the nine months ended February 28, 1999 were $118.0 million, down $4.1 million or 3% from revenues of $122.1 million reported in the first nine months of the prior fiscal year. As in the Company's first two quarters, the Company continued to experience revenue decreases associated with products previously withdrawn from its sales channels as a result of the Company's change in strategy. In addition, the Company experienced softness in domestic manufactured product sales offset somewhat by increased technology product sales and international product and services sales.

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

COST OF REVENUE, as a percentage of revenues, was 60.9% for the third quarter of fiscal 1999 as compared to the 57.9% reported in the third quarter of fiscal 1998. Cost of revenues for the third quarter was $24.7 million as compared to the $23.8 million reported in the comparable quarter of fiscal 1998. For the nine months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

ended February 28, 1999 cost of revenues was 61.7% as compared to 58.5% in the first nine months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue was the result of sales mix and increased manufacturing costs due to lower factory efficiencies.

OPERATING EXPENSES were $15.0 million or 37.0% of total revenues for the third quarter of fiscal 1999 as compared to $14.7 million or 35.8% of total revenues for the third quarter of fiscal 1998. For the nine months ended February 28, 1999 Operating Expenses were $43.9 million or 37.2% of total revenues as compared to $43.7 million or 35.8% of total revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by increases in defined benefit pension costs, sales training, systems development costs, technology support costs and continued overlap of a new sales compensation plan implemented at the start of the fiscal year. Offsetting these increases were reductions in expenses for operating the Company's sales branches and reduction of management incentive plan expense as a result of lower revenues in the first nine months.

INTEREST EXPENSE, net, and other was $288,000 in the third quarter of fiscal 1999 as compared to $130,000 in the third quarter of fiscal 1998. For the nine months ended February 28, 1999 interest expense, net, and other was $559,000 as compared to $461,000 in the prior fiscal year. The increase for the three and nine months ended February 28, 1999 was primarily due to foreign currency translation losses in international operations of $155,000.

EARNINGS PER SHARE for the three months ended February 28, 1999 were $0.06 per share for both basic and diluted shares compared to $0.27 and $0.26 per basic and diluted shares, respectively, for the three months ended February 28, 1998. For the nine months ended February 28, 1999 earnings per share were $0.07 per share for both basic and diluted shares compared to $0.73 and $0.70 per basic and diluted shares, respectively, for the prior fiscal year.

EVENTS SUBSEQUENT TO FEBRUARY 28, 1999

During March 1999, the Company announced that the Tab Products Co. Pension Plan, (the "Plan") for which all domestic employees of the Company are eligible to participate, would be suspended as of March 31, 1999. After this date employees will not receive any further pension credits and no new employees will enter the Plan. All employees will become fully vested in the Pension benefit they have accrued to March 31, 1999. The pension expense related to the Plan for fiscal 1999 will be approximately the same as if the Plan had not been suspended, as certain curtailment costs will have to be expensed that will offset the savings of suspending the Plan two months before the end of fiscal 1999.

The Company also announced plans to enhance the Company matching component of its Tax Deferred Savings Plan ("401(k)") effective with the fiscal year beginning June 1, 1999.

MANAGEMENT SYSTEM UPGRADES AND YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 99 for 1999). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date incorrectly (e.g., interpret the two digits 00 as the year 1900 rather than the year 2000). This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

The Company has analyzed most of its IT systems in an effort to identify any systems that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The result to date of the analysis is that most of the IT systems used by the Company are not Year 2000 compliant. A Company-wide enterprise software solution was chosen as the primary means to achieve Year 2000 compliance. The software was selected not only to achieve Year 2000 compliance, but also to add functionality and efficiency in the business processes of the Company. The software is being implemented in stages and in each of the Company's operating locations. The first stage, which comprises most of the manufacturing, sales and financial modules, was recently implemented. The second stage includes project accounting, human resources and the remaining manufacturing operations. This stage is planned to be completed by the end of August 1999. Remediation and testing of IT systems not replaced are planned to be completed by September 1999.

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

The Company is taking steps designed to assess the Year 2000 readiness of certain suppliers whose possible lack of Year 2000 readiness could, in the Company's judgment, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has conducted extensive inquiries of such suppliers compliance status during the fiscal year and expects to complete the inquiries over the next eight months.

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

A worst case scenario involving a critical supplier of materials would be the partial or complete shutdown of the supplier and its resulting inability to provide critical supplies to the Company on a timely basis. The Company does not maintain the capability to replace most third party supplies with internal production. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, and in certain limited situations includes a planned increase in the level of inventory carried.

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

The total Year 2000 remediation project is estimated to cost approximately $1.8 to $2.2 million of which approximately $1.5 million has been spent to date. Since the system replacement costs are related to an overall systems initiative, the Year 2000 compliance costs cannot be reasonably determined. The costs and time schedules for the IT systems and non-IT systems changes are based on management's best estimates.

The Company's technology products have all been determined to be Year 2000 compliant. For most of the Company's products the Year 2000 issue does not apply. Products such as file supplies, furniture, forms handling equipment, file storage equipment and mobile file equipment have no date-related processing, hence are not affected by the arrival of the Year 2000.

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

The Company has notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract is canceled. A new contract has been offered that eliminates the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of February 28, 1999 approximately one third of the current independent distributors have signed the new contract. The Company is working to achieve acceptance of the new dealer agreement with the remaining independent distributors. The Company is also seeking to expand its indirect distribution with the addition of dealers to Branch territories to focus on small to mid-size customers.

These changes in distribution, including the potential loss of existing independent distributors, may disrupt the selling process of the Company resulting in lower sales. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. Market penetration of larger customers may not happen as quickly as anticipated and may result in higher selling costs.

Retaining and Attracting Qualified Personnel

The Company's future performance may depend in significant part upon attracting and retaining key senior management, manufacturing, sales, marketing and technical support personnel. Competition for such personnel is intense and the inability to retain its current key personnel or to attract, assimilate or retain other highly qualified personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risks Associated with International Sales

In fiscal 1998, international sales accounted for approximately 20% of the Company's total revenues and in the first nine months of fiscal 1999 they accounted for approximately 19% of the Company's total revenues. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Management of Growth

The Company has increased its expense levels to support its planned growth. The Company expects to continue to increase its operating expenses by hiring additional personnel to support expected growth, increased marketing efforts and additional research and development activities. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, or if the Company's revenues decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not applicable.

                         PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

                  (a)      10.1     Lease Agreement dated January 29, 1999

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


                                             TAB PRODUCTS CO.
                                   ----------------------------------
                                                  (Registrant)

Date:    April 14, 1999                /s/ David J. Davis
                                   ---------------------------------------
                                   David J. Davis, Senior Vice
                                   President, Operations and Chief
                                   Financial Officer

Date:    April 14, 1999               /s/ William R. Kinzie
                                   ---------------------------------------
                                   William R. Kinzie, Corporate
                                   Controller and Chief Accounting
                                   Officer