Form 10-K405
period 1999-05-31
TAB PRODUCTS CO
filed 1999-08-20
CIK 96116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

  /X/ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999

                                    or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from to

                         COMMISSION FILE NUMBER 1-7736
                            ------------------------

                                TAB PRODUCTS CO.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             94-1190862
    (STATE OR OTHER JURISDICTION       (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

                               1400 PAGE MILL RD.
                          PALO ALTO, CALIFORNIA 94304
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 852-2400
               (COMPANY'S TELEPHONE NUMBER--INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS          NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------------  ------------------------------------
   Common stock, $.01 par value           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
                            ------------------------

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 1999 was approximately $12,618,723. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the Company's Common Stock outstanding as of June 30, 1999 was 5,027,689.

DOCUMENTS INCORPORATED BY REFERENCE

    To the extent stated herein, portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Company's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on October 7, 1999, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Tab Products Co. (the "Company") operates in a single industry that manufactures and markets document management solutions, including professional services and products. The Company sells its offerings to, among other entities, government agencies and the insurance, finance and health care organizations. The Company was incorporated in February, 1954, and subsequently reorganized as a corporation under Delaware law in September, 1986.

BUSINESS STRATEGY

    The Company's primary business strategy is to address each client's unique needs in Document Management utilizing a consultative approach that integrates all services and products into a total systems solution. The Company believes that its extensive knowledge of paper-based systems and document management technology give it a significant advantage over its competition. Additionally, it possesses a wealth of internal knowledge regarding the individual legal and regulatory requirements of four major industry segments: insurance, government, finance and health care. The Company capitalizes on this knowledge by developing client solutions in those industries.

PRINCIPAL PRODUCTS AND SERVICES

    The Company provides solutions--in the form of both professional services and products--that are designed to help its clients organize, control and find their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company effectively supports those clients who wish to integrate their paper-based systems into emerging technologies.

    The Company's principal products and services are:

    - Document Management Software

    - Records Management Supplies

    - Multimedia Storage & Furniture

    - Professional Services

    - OEM Products

1.  DOCUMENT MANAGEMENT SOFTWARE

    The Company's technology-based automated tracking solutions are designed to provide clients full control of all their paper-based records, from the time those records are created through the time they are destroyed. These products include:

    FILE TRACKER-TM- FOR WINDOWS-REGISTERED TRADEMARK---A barcode-based software system that provides users with information regarding all current location of files. The system consists of File Tracker software, barcode labels and barcode readers, all integrated to provide an easy-to-use, powerful system.

    All File Tracker software systems include on-site consultation, customization and training from an experienced document management specialist. A fully-staffed support organization is available through a toll-free number to provide expert advice on all File Tracker issues.

    TABQUIK-REGISTERED TRADEMARK- COMPUTERIZED COLOR LABELING SYSTEM--Automated labeling software and a patented application system that provides easy, on-site production and application of custom-printed color labels and barcoding for folders or other media. TABQUIK is a customizable filing solution available in a Windows environment, appropriate for organizations of all sizes, from the small office to the large corporation.

    The Company also offers customized labels provided directly to the client from TAB, based on electronic submission of client data; and FilePak, a cost-effective folder-labeling solution when a high degree of customization is not required.

    The Company believes that its business is not seasonal.

2.  RECORDS MANAGEMENT SUPPLIES

    The Company provides a complete line of filing supplies, each of which can be used alone or integrated with other TAB products, systems and services. These products include:

    End Tab Folders, Roll Labels, Classification Folders, Expansion Pockets, Filing System Guides, X-ray Jackets, Small Document Pockets,
    Pressure-sensitive Pockets and Fasteners, Oversized Pockets with flap, 2-tab Folders and Mylar-strip Folders.

    The Company will also provide custom-made supplies tailored to fit clients' specific needs.

3.  MULTIMEDIA STORAGE & FURNITURE

    The Company provides both stationary and mobile records storage systems. Mobile shelving systems, combined with expertise in design and implementation, provide the most efficient system for filing and use of storage space. Mobile Products include:

    Side-Trac-Registered Trademark---A high-density, custom storage solution with cabinets arranged in two compact rows. The front cabinets glide from side to side on wheels, creating access to the cabinets in back.

    TAB-TRAC-REGISTERED TRADEMARK---A high-density, custom storage solution that uses carriages on tracks to create aisles only where and when they are needed. This eliminates the need for fixed aisles and yields up to 100% greater storage capacity. Based on the client's needs, stored materials are moved either by mechanical-assist systems or electric motors.

    Stationary Products include:

    SPACEFINDER CABINETS--Slim, durable and mobile-ready cabinets, appropriate for use when floor space, strength and economy are the key determinants.

    HARMONY-TM- CABINETS--A complete line of durable, maximum-capacity, pre-configured cabinets that blend harmoniously into any office environment and can be color-coordinated perfectly with other TAB equipment and furniture.

    DESIGNER SERIES-TM- CABINETS--A high-quality, fully customizable cabinet solution that can accept any combination of components, thus offering unlimited flexibility and potential for growth. Designer cabinets are also mobile-ready, making it possible to quickly and easily increase storage density.

    TWINFILE-REGISTERED TRADEMARK---A compact, modular, rotating filing unit that provides more linear filing inches per square foot than almost any other filing system.

    UNIT SPACEFINDER--A filing system using TAB's "capsule concept," whereby the identification of records is in plain view from any position. Unit Spacefinder requires very little floor space and allows multiple users to access files simultaneously.

    OPEN SHELF FILING--An economical, easy-to-assemble shelving system for facilities with limited floor space. Units are available in letter and legal size, with single- or double-faced sections, and are designed to grow with an organization's storage needs.

    MODULAR OFFICE FURNITURE--The Company markets a line of modular office furniture components that may be put together in a limitless number of productive configurations. They include office panel systems and clustered workcenters with related components. This product line is directed at the established market for the open office environment.

4.  PROFESSIONAL SERVICES

    The Company's Professional Services organization provides a broad range of integrated service and support programs to fit the specific needs of its clients. These services are offered through the Company's own technical personnel and through its direct management of specialized service suppliers. Services include:

    CONSULTING SERVICES--Using a thorough needs-assessment analysis, the Company's consultants work closely with clients to standardize their file structures and reduce duplicate files by designing and implementing an efficient records-classification and data-storage system. This increases the clients' productivity and provides significant space savings. TAB's Consulting Services also help clients design a strategy for implementing imaging systems in their organizations.

    FILE-CONVERSION SERVICES--TAB provides full planning and implementation of the process by which client transform their documents from one medium to another, such as changing from top-tab vertical drawers to side-tab color-code, or from paper to optical-image format. This change is designed to produce a system that is more appropriate for the client's current needs, thus providing a greater degree of efficiency in both storing and locating critical records and documents.

    IMAGING SERVICES--Imaging conversions involve the use of integrated technology with an emphasis on the documents with the files as well as a higher level of indexing, often including a conversion to color-code or archive. In addition to handling all phases of integration into the chosen technology, it is also necessary to archive the original documents into a traditional hard copy system.

    FIELD SERVICES--TAB provides comprehensive, nationwide, on-site support for the imaging technology systems used to store critical documents (CD-ROM, Optical Disks and tape). Effective June 1, 1999, the Field Services organization was sold to Bell and Howell Document Management Products Company. For additional financial information about the sale of this operation, see note 14 to the Consolidated Financial Statements.

5.  OEM PRODUCTS

    FORMS HANDLING EQUIPMENT--The Company manufactures a line of forms handling equipment, including continuous forms bursters, decollators and mergers. The distribution rights for these products have been granted to Bescorp-Registered Trademark- Inc.

    The Company also manufacturers a full range of high speed mailing systems, including InfoSeal-Registered Trademark-, a high speed mailing system developed in conjunction with Transkrit-Registered Trademark- Corp., which uses a proprietary technique for folding and sealing computer-generated mailing pieces. These products are directly marketed and sold by Transkrit Corp.

COMPETITION

    Primary competitive factors in these markets are product quality, product design, service and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

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

MARKETING AND SALES

    The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches, telesales, independent sales offices and distributors. In other geographic areas, products are sold exclusively through independent distributors. The Company is currently pursuing a strategy to refine and expand its distribution channels. It is reorienting its direct channel from local distribution centers to sales execution centers and focusing them on major accounts. The Company is also seeking to expand its call center operations and direct reorder business through this efficient distribution method. In conjunction with handling inbound sales activity, a new initiative is underway to generate sales through the use of outbound telemarketing.

    In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on existing and designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of May 31, 1999 approximately 96% of the current independent distributors have signed the revised contract. The signed distributors represented approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of dealers in Branch territories to focus on small to mid-size customers. This will allow the Company to institute electronic commerce as part of its distribution channel fabric. These changes may result in temporary or permanent loss of sales people and independent distributors and the resultant loss of revenue they currently generate. This result could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has three foreign subsidiaries which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $29,351,000, $30,349,000 and $30,006,000 for the years ended May 31, 1999,
1998 and 1997, respectively. Foreign operating income was $1,550,000, $1,703,000 and $2,240,000 for the years ended May 31, 1999, 1998 and 1997, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $11,042,000 and $2,811,000, respectively, at May 31, 1999 compared with $12,425,000 and $2,905,000 at May 31, 1998. Transaction and exchange losses included in earnings, amounted to approximately $89,000, $102,000, and $18,000 in fiscal 1999, 1998 and 1997, respectively.

CUSTOMERS

    The Company focuses on customers that have a high volume of paper-based documents where access to those documents is critical to their business operations. The Company's primary customers include government agencies, health care, insurance, financial services and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). No single customer accounted for greater than 10% of consolidated revenues in fiscal years 1999, 1998 and 1997.

BACKLOG

    The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 days and revenue is generally recognized upon product shipment. The Branch Channel shift to projects with large customers has created a lengthening order-to-execution period. Additionally, the professional services component of project sales is recognized as revenue when the project is completed, resulting in a longer order-to-revenue cycle. Due to this shift in Branch sales strategy, the Company may experience the need for additional working capital to support the longer order-to-collection cycle being experienced.

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

MANUFACTURING

    Products are manufactured through the use of in-house production facilities in Mayville, Wisconsin and Turlock, California and contractor production facilities. Raw materials for the Company's manufacturing are purchased directly by the Company; whereas, contract manufacturers purchase raw materials for production. The majority of raw materials is purchased domestically and is considered to be widely available. It is not anticipated that the availability of raw materials will be a significant factor in the Company's business. Subsequent to May 31, 1999, the Company announced the closure of its paper manufacturing facility in Turlock, California and the transfer of the assets and inventory to its facility in Mayville, Wisconsin. The closure and transfer of assets should be completed by September 1999.

    There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future. The inability of the Company to achieve planned volumes from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are primarily related to the development of new products and the improvement of existing products in the mobile storage, high speed mailing and forms handling equipment areas. Expenditures for research and development were $1.0 million, $.9 million and $.8 million in fiscal years 1999, 1998 and 1997, respectively.

EMPLOYEES

    At May 31, 1999, the Company employed approximately 1,054 full-time employees. None of the Company's employees is represented by a collective bargaining unit.

EXECUTIVE OFFICERS

    At July 31, 1999 the following individuals were executive officers of the
Company:

NAME                                               AGE      TITLE
---------------------------------------------      ---      ------------------------------------------------------------
Philip C. Kantz..............................          55   Director; President and Chief Executive Officer

       Mr. Kantz has been Director, President and Chief Executive Officer since January 27, 1997. Previously, he was
      President and Chief Executive Officer of The Sandros Enterprise from February 1995 to January 1997 and Chief
      Executive Officer and a director of Transcisco Industries, Inc. from February 1994 to January 1995. Mr. Kantz is a member of 3COM Corporation's Board of Directors.

David J. Davis...............................          43   Senior Vice President, Operations and Chief Financial
                                                            Officer

       Mr. Davis became Chief Financial Officer in May, 1998 and was appointed Senior Vice President, Operations in
      June, 1997. Previously, he was Vice President and Corporate Controller at PLM International, Inc. from January
      1994 to June 1997.

Joanne P. Grba...............................          39   Vice President, Marketing

       Ms. Grba was appointed Vice President, Marketing for the Company in July 1997. Previously, she was an independent marketing consultant from January 1997 to July 1997. Before that she was Director of Business Development of Cisco
      Systems, Inc. from January 1996 to December 1996; Vice President, Marketing of TGV, Inc. from October 1995 to
      January 1996 and Director of Marketing of FTP Software, Inc. from February 1993 to October 1995.

Thomas J. Rauscher...........................          44   Vice President, Manufacturing and Distribution

       Mr. Rauscher became Vice President, Manufacturing and Distribution in January 1996. Previously, he was Vice
      President, Operations at Fisher Hamilton from October 1980 to January 1996.

Joel L. Sitak................................          31   Vice President, North American Sales

       Mr. Sitak was appointed Vice President, North American Sales for the Company in May 1998. Previously, he was
      President and General Manager, Tab Products of Canada, Limited from June 1997 to May 1998, Vice President, Sales,
      Tab Products of Canada, Limited from July 1995 to June 1997 and Regional Manager, Tab Products of Canada, Limited
      from November 1993 to July 1995.

Robert J. Sexton.............................          65   Treasurer and Secretary

       Mr. Sexton has acted as Secretary since March 1991 and Treasurer since July 1982.

William R. Kinzie............................          53   Chief Accounting Officer and Controller

       Mr. Kinzie became Chief Accounting Officer and Controller in June 1998. Previously, he served in the position of
      Controller at One Touch Systems from October 1995 to June 1998 and was self-employed as a consultant in the area of finance and accounting from June 1995 to October 1995. He served as Controller at Photonics Corporation from
      June 1994 to June 1995.

Nancy R. Green...............................          49   Assistant Treasurer and Assistant Secretary

       Ms. Green became Assistant Treasurer and Assistant Secretary in July 1991 and previously served the Company as
      Director of Treasury from October 1990 to July 1991.

    The executive officers of the Company are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on October 7, 1999.

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

    The Company owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC-Registered Trademark- mobile filing storage units and other light manufacturing and assembly operations.

    The Company owns two manufacturing buildings located on 16 acres of land in Turlock, California. One building is a 67,000 square foot paper products plant which is used for the manufacture of file folders. The other building consists of 104,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and forms handling equipment.

    The Company leases office space for its sales and service branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 60,000 square feet of office space in a building in North York, Ontario, Canada which expires in October 2000. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands which expires in August 2001. Tab Products Pty Ltd leases a 22,000 square foot building in St. Leonards, Australia which expires in June 2000. These buildings serve as general office, sales and warehouse facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 1999 and 1998 are set forth below.

TAB PER SHARE COMMON STOCK DIVIDENDS AND PRICE RANGES

                                DIVIDENDS            PRICE RANGE PER SHARE
                                ----------  ----------------------------------------
                                1999  1998         1999                 1998
                                ----  ----  ------------------   -------------------
                                              HIGH       LOW       HIGH       LOW
                                            --------   -------   --------   --------
Fiscal Quarter Ended
August 31.....................  $.05  $.05  $14 7/8    $9 1/2    $12 3/8    $ 9 1/8
November 30...................  $.05  $.05  $11 5/8    $6 1/2    $14 7/8    $11 1/8
February 28...................  $.05  $.05  $ 7 1/4    $5        $14 5/8    $11 3/16
May 31........................  $.05  $.05  $ 7 3/16   $4 5/8    $15 7/16   $12 1/2

    At May 31, 1999, the Company had approximately 1,000 holders of record and approximately 5,000 beneficial owners of Tab Products Co. common stock.

    The Company's loan covenants contain certain restrictions on the payment of dividends--see Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

TAB PRODUCTS CO.
CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31

                                                          1999        1998        1997        1996        1995
                                                       ----------  ----------  ----------  ----------  ----------
                                                       (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND RATIO DATA)
Revenues.............................................  $  155,620  $  165,943  $  154,451  $  152,698  $  149,951

Earnings before income taxes.........................         592       4,590       6,657       4,887       2,157

Net earnings.........................................         162       2,435       3,761       2,761       1,219

Net earnings per share

  Basic..............................................         .03         .48         .77         .57         .25

  Diluted............................................         .03         .46         .75         .57         .25

Book value per share.................................        8.58        8.69        9.03        8.55        8.21

Dividends per share..................................         .20         .20         .20         .20         .20

Current assets.......................................      51,354      53,778      51,405      48,715      51,333

Working capital......................................      26,962      31,785      28,463      27,424      30,082

Net cash provided by operating activities............       7,776       7,673       8,167      11,344       8,109

Purchase of property, plant and equipment, net.......       5,052       4,927       3,309       2,825       1,946

Depreciation and amortization........................       4,802       7,018       4,001       4,065       4,215

Long-term debt, non-current..........................       3,953       7,391      10,828      14,141      18,733

Stockholders' equity.................................      43,128      44,897      44,527      41,462      39,828

Total assets.........................................      75,328      77,488      80,699      79,127      81,649

Current Ratio........................................         2.1         2.4         2.2         2.3         2.4

Return on equity.....................................           0%          5%          9%          7%          3%

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

FINANCIAL CONDITION

    At May 31, 1999 the Company had cash and short-term investments of $9.9 million, a decrease of $2.2 million from $12.1 million at May 31, 1998. Working capital at May 31, 1999 was $27.0 million, a decrease of $4.8 million from the working capital of $31.8 million reported a year earlier. The current ratio of
2.1 at May 31, 1999 decreased from the current ratio of 2.4 at May 31, 1998. The decrease in cash and working capital is primarily due to the capital expenditures required for infrastructure improvements and the repayment of long-term debt. The Company believes that the cash and cash equivalents, available credit facilities and operational cash flows will adequately finance anticipated growth, capital expenditures and repayment of debt obligations for the foreseeable future. The Company intends to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities or its own stock under an authorized stock repurchase plan described below.

    During fiscal 1999 net cash provided from operating activities was $7.8 million, an increase of $0.1 million compared to the $7.7 million generated in fiscal 1998.

    During fiscal 1999, the Company invested approximately $5.1 million in property, plant and equipment which primarily represented investments in manufacturing equipment and management information systems. Capital expenditures for fiscal 2000, which will consist primarily of investments in manufacturing equipment and management information systems, are expected to be approximately $2.0 to $3.0 million.

    At May 31, 1999, the Company had $4.0 million of long-term debt outstanding which bears interest at rates ranging from 6.9% to 8.7%. In fiscal 1999 the Company made $3.4 million in scheduled debt repayments.

    The Company also has available an unsecured revolving line of credit of $15 million as of May 31, 1999, which expires October 31, 2000. The credit line does not require compensating balances and there were no borrowings under the line at May 31, 1999.

    Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company has sold its Field Services Group to Bell & Howell. The Company's Field Service Group consists of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from Bell & Howell in a restricted bank account and pledge the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction.

    In July 1998, the Company authorized a stock repurchase program for 300,000 shares of Common Stock. The authorization was effective until July 1999. During the year, the Company purchased 146,200 shares of Common Stock under the Company's repurchase program at a cost of $955,000. The remaining unused portion of this authorization of 153,800 shares expired in July 1999. Subsequently the Company's Board of Directors approved a new authorization to repurchase 300,000 shares of Common Stock that is effective until July 2000. The Company intends to finance such purchases from the Company's internally-generated funds.

    At May 31, 1998, the Company's additional minimum liability for its defined benefit plan was in excess of the net transition obligation and was recorded as a non-cash charge of $2.4 million to stockholders' equity, net of tax benefits of $1.6 million, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." As of May 31, 1999 there has been no significant change in this liability.

RESULTS OF OPERATIONS

    TOTAL REVENUES--Total revenues for fiscal 1999 of $155.6 million were $10.3 million or 6.2% lower than the $165.9 million in fiscal 1998. The decreased revenues were attributable to lower sales of information & records management supplies, records storage solution products and professional services offset partially by increased sales of technology-based software solutions as a result of changes in the company branch strategy to focus on Fortune 1000 customers and issues related to the independent distributor contract negotiations. Revenues in fiscal 1998 of $165.9 million were $11.4 million or 7.4% higher than the $154.5 million recorded in fiscal 1997. The fiscal 1998 increased revenues were attributable to increased volume in professional services, technology-based software solutions, information and records management supplies, and records storage solution products. International revenues were 19%, 18% and 19% of consolidated revenues in fiscal 1999, 1998 and 1997, respectively.

    COST OF REVENUES--Cost of revenues, as a percentage of revenues, for fiscal 1999, 1998 and 1997 was 61.6%, 59.6% and 59.7%, respectively. The increase in the percentage for fiscal 1999 as compared to fiscal 1998 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume. The decrease in the percentage for fiscal 1998 as compared to fiscal 1997 was due primarily to increased list prices and continued efforts in reducing product costs.

    OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT)--Operating expenses, as a percentage of revenues, for fiscal 1999, 1998 and 1997 were 37.8%, 37.2% and 35.3%, respectively. Total operating expenses for fiscal 1999 were $58.8 million, a decrease of $3.0 million as compared to total operating expenses of $61.8 million in fiscal 1998. The decrease in operating expenses was primarily attributable to decreased commission compensation due to lower revenues offset partially by increased retirement benefit costs, recruiting and training costs.

    Operating expenses for fiscal 1998 of $61.8 million represented an increase of $7.2 million as compared to total operating expenses of $54.6 million in fiscal 1997. The increase in operating expenses was primarily attributable to increased salaries and related expenses to support the Company's revenue growth and the Company's decision to replace its current technology infrastructure to align with its strategic focus, improve operational performance and achieve year 2000 compliance. The pre-tax charge in fiscal 1998 was $2.7 million related to technology infrastructure.

    INTEREST EXPENSE--Interest expense, net for fiscal 1999 was $0.3 million lower than the net interest expense for fiscal 1998. Net interest expense for fiscal 1998 was $0.3 million lower than the net interest expense for fiscal 1997. The decrease in interest expense in both years was primarily because of decreased levels of long-term debt due to scheduled debt repayments.

    INCOME TAXES--Income taxes, as a percentage of pre-tax earnings, for fiscal 1999 was 72.6%, an increase of 25.7 percentage points as compared to the effective tax rate of 46.9% in fiscal 1998. The increase in the effective tax rate was primarily due to the proportionately greater impact of state taxes, non-deductible goodwill and foreign taxes due to lower pre-tax income in the current year. For fiscal 1998, income taxes increased 3.4 percentage points as compared to the effective tax rate of 43.5% in fiscal 1997. The increase in the effective tax rate was primarily due to the increase in foreign taxes as well as the proportionately greater impact of state taxes, goodwill and foreign taxes due to lower pre-tax income in fiscal 1997.

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

CURRENT DEVELOPMENTS

    Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company has sold its Field Services Group to Bell & Howell. The Company's Field Service Group consists of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from Bell & Howell in a restricted bank account and pledge the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction.

    On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. The Company will close its paper manufacturing facility located in Turlock, California and transfer the inventory and equipment to Mayville by the end of August 1999. As a result of the consolidation, the Company will record a pre-tax charge of approximately $500,000 in the first quarter of fiscal year 2000.

    In July 1999, the Company approved a new authorization to repurchase 300,000 shares of Common Stock. The authorization is effective until July 2000.

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

    The Company has undertaken a program to address Year 2000 compliance with respect to the following: (i) the Company's information technology hardware and software ("IT systems"); (ii) the Company's non-information technology systems, such as buildings, plants, equipment, telephone systems, and other infrastructure systems that may contain microcontroller technology ("non-IT systems"); and (iii) exposure from third parties with which the Company does business.

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

    The Company has analyzed most of its IT systems in an effort to identify any systems that are not Year 2000 compliant and implemented any changes required to make such systems Year 2000 compliant. The result to date of the analysis is that most of the IT systems used by the Company are not Year 2000 compliant. A Company-wide enterprise software solution was chosen as the primary means to achieve Year 2000 compliance. The software was selected not only to achieve Year 2000 compliance, but also to add functionality and efficiency in the business processes of the Company. The software is being implemented in stages and in each of the Company's operating locations. The first stage, which comprises most of the manufacturing, sales and financial modules, was completed in April 1999. The second stage includes project accounting, human resources and the remaining manufacturing operations. This stage is planned to be completed by the end of August 1999. Remediation and testing of IT systems not replaced are planned to be completed by September 1999.

    The Company is assessing its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. The assessment was planned to be completed by July 1999. To date, certain non-IT systems have been tested and most such tested non-IT systems have been evaluated as being Year 2000 compliant. Remediation plans for those systems not Year 2000 compliant are planned to be in place by July 1999.

    The Company is taking steps designed to assess the Year 2000 readiness of certain suppliers whose possible lack of Year 2000 readiness could, in the Company's judgment, cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has conducted extensive inquiries of such suppliers compliance status during the fiscal year and expects to complete the inquiries prior to November 30, 1999.

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

    The Company's production is conducted in domestic and foreign facilities. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed supplies. Failure of an electricity grid or an uneven supply of power, as an example, would be a worst case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities. The Company does not currently maintain facilities which would allow it to generate its own electrical or water supply in lieu of that supplied by utilities. To the extent possible, the Company is working with the infrastructure suppliers for its manufacturing sites, major subcontractor sites and relevant transportation hubs to seek to better ensure continuity of infrastructure services. Contingency planning regarding major infrastructure failure generally emphasizes planned increases in inventory levels of specific products.

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

    The total Year 2000 remediation project is estimated to cost approximately $2.2 million of which approximately $2 million has been spent to date. Since the system replacement costs are related to an overall systems initiative, the Year 2000 compliance costs cannot be reasonably determined. The costs and time schedules for the IT systems and non-IT systems changes are based on management's best estimates.

    The Company's technology products are believed to be Year 2000 compliant. For most of the Company's products the Year 2000 issue does not apply. Products such as file supplies, furniture, forms handling equipment, file storage equipment and mobile file equipment have no date-related processing, hence are not affected by the arrival of the Year 2000.

TRENDS

    Recent market research indicates there may be an accelerated move to digital technologies, such as imaging, by large paper intensive organizations. This trend could result in a weakening of demand for the Company's paper-based records management supplies and records storage products. Failure of the Company to match the changing market with new document management products and services in the digital arena could materially adversely affect the Company's business, results of operations, financial condition and prospects.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending May 31, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its financial statement and related disclosures.

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

    The Company is also expanding its call center operations and direct replenishment business through this efficient distribution method. In conjunction with handling inbound sales activity an initiative is underway to generate sales through the use of outbound telemarketing.

    In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on existing and designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of May 31, 1999 approximately 96% of the current independent distributors have signed the revised contract. The signed distributors represent approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of dealers in Branch territories to focus on small to mid-size customers.

    These changes in distribution may disrupt the selling process of the Company resulting in lower sales. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. Market penetration of larger customers may not happen as quickly as anticipated and may result in higher selling costs.

RETAINING AND ATTRACTING QUALIFIED PERSONNEL

    The Company's future performance may depend in significant part upon attracting and retaining key senior management, sales, manufacturing, marketing and technical support personnel. Competition for such personnel is intense and the inability to retain its current key personnel or to attract, assimilate or retain other highly qualified personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

FLUCTUATIONS IN OPERATING RESULTS

    Factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products and services, changes in the channels through which the Company's products and services are distributed, timing of new product announcements and introductions by the Company and its competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, the ability of the Company to achieve manufacturing volumes with its new and existing products, increased research and development expenses, exchange rate fluctuations, a change in the Company's effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

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

NEW PROCESSES AND PRODUCTS AND MANUFACTURING VOLUMES

    There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future. The inability of the Company to achieve planned volumes from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

    The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period. Additionally, the professional services component of project sales is recognized as revenue when the project is completed resulting in a longer order-to-revenue cycle. Due to this shift in Branch sales strategy the Company may experience the need for additional working capital to support the longer order-to-collection cycle being experienced.

GOVERNMENT SALES

    Government revenues primarily expose the Company to risks from reductions in budget allocations to support regulation and administrative offices. The current reinventing government initiative opens opportunities to help the government streamline workflow processes, reduce paperwork and increase customer service which may provide short-term opportunities for the Company. However, the long-term effect of a government initiative to streamline processes could have a negative impact on the Company's business, financial condition and results of operations.

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

EURO CONVERSION

    In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the existing currency being completely removed from circulation on July 1, 2002. The timing of phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records. Management believes the introduction of the Euro and the phasing out of the other currencies will not have a material impact on the Company's Consolidated Financial Statements.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

    International sales accounted for approximately 19% and 18%, respectively, of the Company's total revenues in fiscal 1999 and 1998. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

    The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $2.9 million as of May 31, 1999. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company. To the extent that the Company invests the proceeds from the sale of the Field Services Group in instruments subject to market risk, its overall exposure to market risk will correspondingly increase.

    The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Canadian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Canadian dollars or other currencies. Based on the intercompany balance of $0.9 million at May 31, 1999, a hypothetical 10% adverse change in Canadian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

    Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company's investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations. For example, international demand for the Company's products could be affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of the Company's customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially and adversely affect the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's financial statements included with this Form 10-K are set forth under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors," which appears in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information related to executive compensation which appears in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" which appears in the Company's Proxy Statement for the Company's 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

                                                                                                  PAGE NUMBER
                                                                                                 -------------
1.  CONSOLIDATED FINANCIAL STATEMENTS

    Independent Auditors' Report...............................................................           26
    Consolidated Statements of Earnings for the three years ended May 31, 1999.................           27
    Consolidated Balance Sheets at May 31, 1999 and 1998.......................................           28
    Consolidated Statements of Stockholders' Equity for the three years ended May 31, 1999.....           29
    Consolidated Statements of Cash Flows for the three years ended May 31, 1999...............           30
    Statement of Accounting Policies...........................................................        31-32
    Notes to Consolidated Financial Statements.................................................        33-46

2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

    Independent Auditors' Report...............................................................           47
    Schedule for the three years ended May 31, 1999:
    Schedule II Valuation and Qualifying Accounts..............................................           48

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3.  EXHIBITS

       See Index to Exhibits on pages 22 and 23. The Exhibits listed in the accompanying Index are referenced as part of this report.

B.  Reports on Form 8-K:

    The Company filed one report on Form 8-K on June 15, 1999 related to the Agreement for Purchase and Sale of Assets with Bell and Howell Document Management Products Company and filed an amendment thereto under Item 7 dated July 30, 1999.

EXHIBITS:

      3.1  Certificate of Incorporation (Exhibit 3.1 of 1993 Form 10-K)(2)
      3.2  Certificate of Designation, Preferences and Rights of the Terms of the Series A
           Preferred Stock (Exhibit 3.2 filed with Form 10-Q for the quarter ended November 30,
           1996)(2)
      3.3  Second Amended and Restated Bylaws of the Company dated October 17, 1996 (Exhibit 4 of Form 8-K dated October 17, 1996)(2)
      4.1  Form of Rights Agreement between the Company and ChaseMellon Shareholder Services,
           L.L.C., as Rights Agent (including as Exhibit A the form of Certificate of
           Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as
           Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of
           Rights Agreement) (Exhibit 1 of Form 8-K dated October 17, 1996)(2)
     10.1  Tab Products Co. 1981 Incentive Stock Option Plan (Exhibit 10 of the 1983 Form
           10-K)(1)(2)
     10.2  Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the 1987 Form 10-K)(1)(2)
     10.3  1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)(1)(2)
     10.4  Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)(2)
     10.5  Amendment dated July 27, 1993 to Note Agreement of Tab Products Co. dated as of March
           20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
     10.6  Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit 10.20 filed with
           Form 10-Q for the quarter ended August 31, 1993)(2)
     10.7  Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
     10.8  Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
     10.9  Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
    10.10  Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
    10.11  Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
    10.12  Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
    10.13  Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30,
           1996) (1), (2)
    10.14  Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)(1)(2)
    10.15  Employment Agreement between the Company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.16  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.17  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)

    10.18  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.19  Bank of America Business Loan Agreement dated November 1, 1998 (Exhibit 10.1 filed with form 10-Q for the quarter ended November 30, 1998)(2)
    10.20  Lease Agreement dated January 29, 1999 (Exhibit 10.1 filed with form 10-Q for the quarter ended February 28, 1999)(2) 10.21 Letter dated May 28, 1999 amending the
           Prudential Note Agreement dated March 20, 1992
    10.21  Letter dated May 28, 1999 amending the Prudential Note Agreement dated March 20, 1992
    10.22  Bank of America Amendment No.1 dated May 31, 1999 to Business Loan Agreement dated
           November 1, 1998
    10.23  Bank of America Amendment No.2 dated May 31, 1999 to Business Loan Agreement dated
           November 1, 1998
    10.24  Form of Change of Control Agreement between the Company and named Executive Officers
    10.25  Sale of Field Service Group as reported on Form 8-K/A (filed July 30, 1999)(2)
     23.1  Independent Auditors' Consent
     27    Financial Data Schedule

------------------------

(1) Compensatory Plan or Arrangement

(2) Incorporated by reference from the noted previously filed document.

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, and State of California, on this twentieth day of August, 1999.

                                          TAB PRODUCTS CO.

                                          /s/ PHILIP C. KANTZ
                                          --------------------------------------
                                          Philip C. Kantz
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 NAME AND TITLE                          DATE
------------------------------------------------  ------------------

/s/ HANS A. WOLF                                   August 20, 1999
--------------------------------------
Hans A. Wolf, Chairman of the Board

/s/ PHILIP C. KANTZ                                August 20, 1999
--------------------------------------
Philip C. Kantz, Director; President and
Chief Executive Officer

/s/ DAVID J. DAVIS                                 August 20, 1999
--------------------------------------
David J. Davis, Senior Vice President,
Operations and Chief Financial Officer

/s/ WILLIAM R. KINZIE                              August 20, 1999
--------------------------------------
William R. Kinzie, Controller and
Chief Accounting Officer

/s/ ROBERT R. AUGSBURGER                           August 20, 1999
--------------------------------------
Robert R. Augsburger, Director

/s/ DR. KATHRYN S. HANSON                          August 20, 1999
--------------------------------------
Dr. Kathryn S. Hanson, Director

/s/ JERRY K. MYERS                                 August 20, 1999
--------------------------------------
Jerry K. Myers, Director

                                TAB PRODUCTS CO.

                       CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                               FORM 10-K ITEM 14

                 FISCAL YEARS ENDED MAY 31, 1999, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tab Products Co.:

    We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
June 28, 1999

                                TAB PRODUCTS CO.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                YEAR ENDED MAY 31
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
Revenues........................................................  $  155,620,000  $  165,943,000  $  154,451,000
Costs and expenses:
  Cost of revenues..............................................      95,879,000      98,913,000      92,270,000
  Selling, general and administrative...........................      57,849,000      60,912,000      53,765,000
  Research and development......................................         966,000         889,000         785,000
                                                                  --------------  --------------  --------------
Total costs and expenses........................................     154,694,000     160,714,000     146,820,000
                                                                  --------------  --------------  --------------

Operating income................................................         926,000       5,229,000       7,631,000

Interest and other, net.........................................        (334,000)       (639,000)       (974,000)
                                                                  --------------  --------------  --------------

Earnings before income taxes....................................         592,000       4,590,000       6,657,000

Provision for income taxes......................................         430,000       2,155,000       2,896,000
                                                                  --------------  --------------  --------------

Net earnings....................................................  $      162,000  $    2,435,000  $    3,761,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Earnings per share
  Basic.........................................................  $          .03  $          .48  $          .77
  Diluted.......................................................  $          .03  $          .46  $          .75

Shares used in computation
  Basic.........................................................       5,090,000       5,102,000       4,879,000
  Diluted.......................................................       5,122,000       5,286,000       5,017,000

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                MAY 31
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.........................................................  $    6,972,000  $    7,199,000
Short-term investments............................................................       2,941,000       4,896,000
Accounts receivable, less allowances for doubtful accounts of $936,000 and
  $947,000........................................................................      26,397,000      24,943,000
Inventories.......................................................................       8,834,000      11,015,000
Prepaid income taxes and other expenses...........................................       6,210,000       5,725,000
                                                                                    --------------  --------------

Total current assets..............................................................      51,354,000      53,778,000

Property, plant and equipment, net................................................      19,642,000      19,063,000
Goodwill, net.....................................................................       3,131,000       3,683,000
Other assets......................................................................       1,201,000         964,000
                                                                                    --------------  --------------
                                                                                    $   75,328,000  $   77,488,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt.................................................  $    3,437,000  $    3,437,000
Accounts payable..................................................................       7,648,000       6,257,000
Compensation payable..............................................................       2,086,000       3,910,000
Other accrued liabilities.........................................................      11,221,000       8,389,000
                                                                                    --------------  --------------

Total current liabilities.........................................................      24,392,000      21,993,000
                                                                                    --------------  --------------
Long-term debt....................................................................       3,953,000       7,391,000
                                                                                    --------------  --------------
Deferred taxes and other noncurrent liabilities...................................       3,855,000       3,207,000
                                                                                    --------------  --------------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized--500,000
  shares, issued--none
Common stock, $.01 par value, authorized--25,000,000 shares, issued--
  1999--7,606,116 shares, 1998--7,601,616 shares..................................          76,000          76,000
Additional paid-in capital........................................................      15,255,000      15,219,000
Retained earnings.................................................................      63,031,000      63,885,000
Treasury stock, 1999--2,578,427 and 1998--2,432,227 shares........................     (32,320,000)    (31,365,000)
Accumulated other comprehensive loss..............................................      (2,914,000)     (2,918,000)
                                                                                    --------------  --------------
Total stockholders' equity........................................................      43,128,000      44,897,000
                                                                                    --------------  --------------
                                                                                    $   75,328,000  $   77,488,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK
                                 ------------------------                                        ACCUMULATED
                                  NUMBER OF                ADDITIONAL                               OTHER           TOTAL
                                   SHARES                   PAID-IN     RETAINED    TREASURY    COMPREHENSIVE   COMPREHENSIVE
                                 OUTSTANDING    AMOUNT      CAPITAL     EARNINGS      STOCK      GAIN (LOSS)    INCOME (LOSS)
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------
BALANCES, JUNE 1, 1996.........   4,851,951    $  73,000   $12,705,000 $59,689,000 $(31,365,000)  $    360,000
Net earnings...................                                         3,761,000                                $  3,761,000
Dividends, $.20 per share......                                          (977,000)
Translation adjustment.........                                                                      (324,000)       (324,000)
Stock options exercised and tax
  benefit on disqualified
  common stock dispositions....      81,625        1,000      604,000
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------
BALANCES, MAY 31, 1997.........   4,933,576       74,000   13,309,000  62,473,000  (31,365,000)        36,000    $  3,437,000
                                                                                                                --------------
                                                                                                                --------------
Net earnings...................                                         2,435,000                                $  2,435,000
Dividends, $.20 per share......                                        (1,023,000)
Minimum pension liability
  changes......................                                                                    (2,418,000)     (2,418,000)
Translation adjustment.........                                                                      (536,000)       (536,000)
Stock options exercised and tax
  benefit on disqualified
  common stock dispositions....     235,813        2,000    1,910,000
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------
BALANCES, MAY 31, 1998.........   5,169,389       76,000   15,219,000  63,885,000  (31,365,000)    (2,918,000)   $   (519,000)
                                                                                                                --------------
                                                                                                                --------------
Net earnings...................                                           162,000                                $    162,000
Dividends, $.20 per share......                                        (1,016,000)
Minimum pension liability
  changes......................                                                                        37,000          37,000
Translation adjustment.........                                                                       (33,000)        (33,000)
Stock options exercised and tax
  benefit on disqualified
  common stock dispositions....       4,500                    36,000
Common stock repurchases.......    (146,200)                                          (955,000)
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------
BALANCES, MAY 31, 1999.........   5,027,689    $  76,000   $15,255,000 $63,031,000 $(32,320,000)  $ (2,914,000)  $    166,000
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------
                                 -----------  -----------  ----------  ----------  -----------  --------------  --------------

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MAY 31
                                                                       -------------------------------------------
                                                                           1999           1998           1997
                                                                       -------------  -------------  -------------
OPERATING ACTIVITIES
Net earnings.........................................................  $     162,000  $   2,435,000  $   3,761,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization........................................      4,802,000      7,018,000      4,001,000
Deferred income taxes................................................       (100,000)    (1,506,000)        73,000
Other................................................................        (88,000)       381,000        200,000
Changes in operating assets and liabilities: Accounts receivable,
  net................................................................     (1,482,000)       237,000     (2,029,000)
Inventories..........................................................      2,225,000        122,000       (205,000)
Prepaid income taxes and other expenses..............................        (17,000)    (1,815,000)      (490,000)
Other assets.........................................................         38,000        551,000        361,000
Accounts payable.....................................................      1,389,000       (302,000)       895,000
Compensation payable.................................................     (1,897,000)      (407,000)       811,000
Other accrued liabilities............................................      2,744,000        959,000        789,000
                                                                       -------------  -------------  -------------
Net cash provided by operating activities............................      7,776,000      7,673,000      8,167,000
                                                                       -------------  -------------  -------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net......................     (5,052,000)    (4,927,000)    (3,309,000)
Purchases of short-term investments..................................     (4,428,000)    (9,282,000)    (7,198,000)
Sales of short-term investments......................................      6,383,000      7,972,000      5,934,000
                                                                       -------------  -------------  -------------
Net cash required by investing activities............................     (3,097,000)    (6,237,000)    (4,573,000)
                                                                       -------------  -------------  -------------

FINANCING ACTIVITIES
Repayment of debt....................................................     (3,437,000)    (3,313,000)    (3,813,000)
Issuance of common stock.............................................         36,000      1,910,000        491,000
Purchase of treasury stock...........................................       (955,000)            --             --
Dividends paid.......................................................     (1,016,000)    (1,023,000)      (977,000)
                                                                       -------------  -------------  -------------
Net cash required by financing activities............................     (5,372,000)    (2,426,000)    (4,299,000)
                                                                       -------------  -------------  -------------
Effect of exchange rate changes on cash..............................        466,000       (379,000)       (58,000)
                                                                       -------------  -------------  -------------
Decrease in cash and cash equivalents................................       (227,000)    (1,369,000)      (763,000)
Cash and cash equivalents at beginning of year.......................      7,199,000      8,568,000      9,331,000
                                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............................  $   6,972,000  $   7,199,000  $   8,568,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

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

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany transactions have been eliminated in consolidation.

    ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such estimates include the allowance for doubtful accounts, inventory valuation and obligations for postretirement health care and pension benefits. Actual results could differ from those estimates.

    TRANSLATION OF FOREIGN CURRENCIES--Operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income
(loss). Foreign currency transaction gains and losses are included in net earnings.

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

    INVENTORIES are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out (LIFO) method for domestic inventories, which was approximately $843,000 at May 31, 1999 ($1,424,000 at May 31, 1998). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

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

    GOODWILL represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $496,000, $598,000 and $496,000 in fiscal years 1999, 1998 and 1997, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

    REVENUE RECOGNITION--Revenues on product sales are recognized upon product shipment. Installation related to products and services revenues are recognized when complete. Equipment service revenues are recognized ratably over the contractual period or as the services are performed.

                                TAB PRODUCTS CO.

    EARNINGS PER SHARE (EPS) are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the average number of common and dilutive common equivalent shares outstanding, in accordance with SFAS 128 (see Note 13).

    STOCKHOLDERS' EQUITY--Shares of the Company which are repurchased are treated as Treasury stock and are accounted for under the cost method.

    INCOME TAXES--Deferred income taxes are provided for temporary differences between financial statements and income tax reporting, in accordance with SFAS 109.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

    COMPREHENSIVE INCOME--Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss, adjustments to the minimum defined benefit retirement obligation and the change in the cumulative foreign currency translation adjustment during a period.

    SEGMENT REPORTING--The Company adopted Financial Accounting Standards Board Statement No.131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal 1999 that requires certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets.

    CONCENTRATIONS OF CREDIT RISK--Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments with what it believes are high credit quality financial institutions. The Company sells its products primarily to companies in North America, Europe and Australia. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

    RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending May 31, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

                                TAB PRODUCTS CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SHORT-TERM INVESTMENTS

    The Company's short-term investments have been classified as available-for-sale securities. The amortized cost of available-for-sale securities at May 31, 1999 and May 31, 1998 are presented in the table which follows. Available-for-sale securities are classified as current assets and mature generally within six months. For each category of investment securities the amortized cost approximates fair market value.

                                                                              MAY 31
                                                                    --------------------------
                                                                        1999          1998
                                                                    ------------  ------------
Corporate obligations.............................................  $  2,441,000  $  3,923,000
U.S. Government obligations.......................................       500,000       973,000
                                                                    ------------  ------------
                                                                    $  2,941,000  $  4,896,000
                                                                    ------------  ------------
                                                                    ------------  ------------

2. INVENTORIES

                                                                             MAY 31
                                                                   ---------------------------
                                                                       1999          1998
                                                                   ------------  -------------
Finished goods...................................................  $  2,415,000  $   4,265,000
Work in process..................................................     2,538,000      2,704,000
Raw material.....................................................     3,881,000      4,046,000
                                                                   ------------  -------------
                                                                   $  8,834,000  $  11,015,000
                                                                   ------------  -------------
                                                                   ------------  -------------

    If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $476,000 at May 31, 1999 and $763,000 at May 31, 1998. The liquidation of certain LIFO inventory increased earnings before income tax by $287,000 in 1999, by $427,000 in 1998 and had no significant impact on earnings in 1997.

3. PROPERTY, PLANT AND EQUIPMENT

                                                                            MAY 31
                                                                ------------------------------
                                                                     1999            1998
                                                                --------------  --------------
Land and improvements.........................................  $      980,000  $      990,000
Buildings and improvements....................................      19,978,000      19,486,000
Machinery and equipment.......................................      18,764,000      17,572,000
Furniture and fixtures........................................      18,755,000      17,031,000
Leasehold improvements........................................         430,000         332,000
Field service spare parts.....................................       4,074,000       3,814,000
                                                                --------------  --------------
                                                                    62,981,000      59,225,000
Accumulated depreciation and amortization.....................     (43,339,000)    (40,162,000)
                                                                --------------  --------------
                                                                $   19,642,000  $   19,063,000
                                                                --------------  --------------
                                                                --------------  --------------

                                TAB PRODUCTS CO.

4. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

                                                                             MAY 31
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------  -------------
Unsecured term loans............................................  $   6,375,000  $   9,500,000
Unsecured term loan from bank...................................      1,015,000      1,328,000
                                                                  -------------  -------------
Total debt......................................................      7,390,000     10,828,000
Current portion.................................................     (3,437,000)    (3,437,000)
                                                                  -------------  -------------
Long-term debt..................................................  $   3,953,000  $   7,391,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    The Company has $6,375,000 of unsecured term loans outstanding: $3,500,000 at 8.7% with principal payments through fiscal 2001 and $2,875,000 at 6.9% with principal payments through fiscal 2003. The Company also has a $1,015,000 unsecured term loan outstanding from a bank with principal payments through fiscal 2003. Interest on the bank loan is at the bank's reference rate (7.75% at May 31, 1999) plus .50%. The Company, at its discretion, can select other interest rate methods for this bank loan. These interest rate methods include a fixed rate option, long-term rate option and an offshore rate option. The term loans contain restrictions with respect to certain payments (including dividends), additional debt, creation of liens and guarantees and maintenance of minimum quick assets and stockholders' equity. The Company was not in compliance with one of its covenants at May 31, 1999 for which a waiver was received from the lender.

    The Company has an unsecured revolving line of credit of $15 million with a bank, as of May 31, 1999, which expires October 31, 2000. Borrowings are available at the bank's reference rate (7.75% at May 31, 1999) or at certain rate options, such as fixed rate, long-term rate and offshore rate options which may be lower. The Company had no borrowings outstanding under this line as of May 31, 1999.

    The Company also has a non-revolving line of credit of $1.5 million with a term repayment option with a bank, as of May 31, 1999, which expires October 31, 1999. Borrowings are available at the bank's reference rate (7.75% at May 31, 1999) plus .25% or at certain rate options, such as fixed rate and offshore rate options which may be lower. The Company had no borrowings outstanding under this line as of May 31, 1999.

    Required annual principal payments of long-term debt are payable as follows:
2000-$3,437,000; 2001-$1,937,000; 2002-$1,062,000 and 2003-$954,000.

    Cash paid for interest which approximates interest expense was $967,000, $1,190,000 and $1,515,000 for fiscal years 1999, 1998 and 1997, respectively.

                                TAB PRODUCTS CO.

5. OTHER ACCRUED LIABILITIES

                                                                             MAY 31
                                                                   ---------------------------
                                                                       1999           1998
                                                                   -------------  ------------
Payroll and related benefits.....................................  $   2,298,000  $  2,416,000
Deferred service contract income.................................      5,438,000     3,105,000
Dividends........................................................        251,000       258,000
Amount due to independent sales reps.............................        794,000       750,000
Other............................................................      2,440,000     1,860,000
                                                                   -------------  ------------
                                                                   $  11,221,000  $  8,389,000
                                                                   -------------  ------------
                                                                   -------------  ------------

6. INCOME TAXES

    Earnings before income taxes and the provision for income taxes are comprised of the following:

                                                                 YEAR ENDED MAY 31
                                                     -----------------------------------------
                                                         1999          1998           1997
                                                     ------------  -------------  ------------
Earnings before income taxes:
  Domestic.........................................  $   (700,000) $   3,008,000  $  4,648,000
  Foreign..........................................     1,292,000      1,582,000     2,009,000
                                                     ------------  -------------  ------------
                                                     $    592,000  $   4,590,000  $  6,657,000
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
Provision for income taxes:
  Current:
    Federal........................................  $     46,000  $   2,372,000  $  1,685,000
    State..........................................         2,000        621,000       398,000
    Foreign........................................       482,000        668,000       740,000
                                                     ------------  -------------  ------------
                                                          530,000      3,661,000     2,823,000
                                                     ------------  -------------  ------------
  Deferred:
    Federal........................................       (51,000)    (1,167,000)       13,000
    State..........................................        29,000       (325,000)       32,000
    Foreign........................................       (78,000)       (14,000)       28,000
                                                     ------------  -------------  ------------
                                                         (100,000)    (1,506,000)       73,000
                                                     ------------  -------------  ------------
                                                     $    430,000  $   2,155,000  $  2,896,000
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

                                TAB PRODUCTS CO.

6. INCOME TAXES (CONTINUED)
    The following is a reconciliation of the effective income tax rates, for financial statement purposes.

                                                                      PERCENTAGE OF PRE-TAX EARNINGS
                                                                   -------------------------------------
                                                                      1999         1998         1997
                                                                   -----------  -----------  -----------
United States statutory rate.....................................       35.0%        35.0%        35.0%
State income taxes, net of federal income tax benefit............        3.4          4.2          4.3
Non-deductible goodwill..........................................       26.1          4.2          2.6
Foreign taxes....................................................        5.9          1.8           --
Other............................................................        2.2          1.7          1.6
                                                                         ---          ---          ---
Effective tax rate...............................................       72.6%        46.9%        43.5%
                                                                         ---          ---          ---
                                                                         ---          ---          ---

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

                                                                             MAY 31
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------  -------------
DEFERRED TAX ASSETS
Post-retirement benefit obligation..............................  $     529,000  $     527,000
Reserves not currently deductible...............................      1,785,000      2,490,000
Vacation accrual................................................        505,000        438,000
Allowance for doubtful accounts.................................        232,000        305,000
Pension obligation..............................................        897,000        460,000
Unrealized foreign exchange losses..............................        436,000        442,000
Other...........................................................        237,000        136,000
                                                                  -------------  -------------
                                                                      4,621,000      4,798,000
                                                                  -------------  -------------

DEFERRED TAX LIABILITIES
Differences between book and tax basis of property..............     (1,754,000)    (1,921,000)
Other...........................................................       (163,000)      (241,000)
                                                                  -------------  -------------
                                                                     (1,917,000)    (2,162,000)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $   2,704,000  $   2,636,000
                                                                  -------------  -------------
                                                                  -------------  -------------


                                                                             MAY 31
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------  -------------
NET DEFERRED TAX ASSETS (LIABILITIES) WERE COMPRISED OF THE
  FOLLOWING:
Current assets..................................................  $   2,393,000  $   3,076,000
Non-current assets (liabilities)................................        311,000       (440,000)
                                                                  -------------  -------------
Net deferred tax assets.........................................  $   2,704,000  $   2,636,000
                                                                  -------------  -------------
                                                                  -------------  -------------

                                TAB PRODUCTS CO.

6. INCOME TAXES (CONTINUED)
    The Company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries which the Company intends to reinvest indefinitely. Cash payments for income taxes were: $50,000, $2,984,000 and $2,581,000 in 1999, 1998 and 1997, respectively.

7. EMPLOYEE BENEFIT PLANS

    The Company maintains a defined benefit pension plan for substantially all domestic employees. Plan benefits are based on compensation and length of service and provide for normal retirement at age 65. The Company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax deductible amount allowed.

    In fiscal 1999 the Company suspended its defined benefit pension plan to limit both new participation and further pension credit for current participants. The result of the suspension is that after March 31, 1999 no new participants will be eligible to join the plan. Also after March 31, 1999 active participants in the plan will not receive any future pension benefit credits. Active participants in the plan as of March 31, 1999 will be eligible, upon retirement, to receive a pension based upon the pension credits they have earned through March 31, 1999. The pension plan other than these changes remains the same.

    The plan's assets are invested in short-term money market instruments, fixed income securities and common stock.

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the plans funded status:

                                                                     1999           1998
                                                                 -------------  -------------
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year........................  $  28,448,000  $  21,315,000
Service cost...................................................        712,000        758,000
Interest cost..................................................      1,832,000      1,665,000
Curtailments...................................................     (3,072,000)            --
Actuarial (gain) loss..........................................       (733,000)      (131,000)
Assumption change..............................................     (1,007,000)     5,595,000
Benefits paid..................................................       (875,000)      (754,000)
                                                                 -------------  -------------
Benefit obligation at end of year..............................     25,305,000     28,448,000
                                                                 -------------  -------------
CHANGES IN PLAN ASSETS:
Fair value at beginning of year................................     23,313,000    21,444,0000
Actual return on plan assets...................................        715,000      2,386,000
Adjustment.....................................................       (180,000)       237,000
Benefits paid..................................................       (875,000)      (754,000)
                                                                 -------------  -------------
Fair value at end of year......................................     22,973,000     23,313,000
                                                                 -------------  -------------
Funded status..................................................     (2,332,000)    (5,135,000)
Unrecognized prior service cost................................             --        210,000
Unrecognized net transition obligation.........................             --        201,000
Unrecognized actuarial loss....................................      3,968,000      7,493,000
                                                                 -------------  -------------
Net amount recognized..........................................  $   1,636,000  $   2,769,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Accrued benefit liability......................................  $  (2,332,000) $  (1,672,000)
Intangible assets..............................................             --        411,000
Accumulated other comprehensive income.........................      3,968,000      4,030,000
                                                                 -------------  -------------
Net amount recognized..........................................  $   1,636,000  $   2,769,000
                                                                 -------------  -------------
                                                                 -------------  -------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF MAY 31:
Discount rate..................................................           7.00%          6.75%
Expected return on assets......................................           9.50%          9.50%
Rate of compensation increase..................................           5.00%          5.00%

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net pension cost was $1,133,000, $450,000 and $395,000 for fiscal years 1999, 1998 and 1997, respectively, and included the following components.

                                                       1999           1998           1997
                                                   -------------  -------------  -------------
COMPONENTS OF NET PERIODIC COSTS:
Service cost.....................................  $     712,000  $     758,000  $     729,000
Interest cost....................................      1,832,000      1,665,000      1,537,000
Expected return on plan assets...................     (2,185,000)    (2,024,000)    (1,912,000)
Amortization of unrecognized transition
  obligation.....................................         18,000         22,000         22,000
Prior service amortization.......................         16,000         19,000         19,000
Recognized net actuarial loss....................        363,000         10,000             --
Curtailment loss.................................        377,000             --             --
                                                   -------------  -------------  -------------
Net periodic cost................................  $   1,133,000  $     450,000  $     395,000
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

    At May 31, 1999, the Company's additional minimum liability for its defined benefit plan was in excess of the net transition obligation and was recorded as a non-cash charge of $2,381,000 (May 31, 1998-- $2,418,000) to stockholders' equity, net of tax benefits of $1,587,000, (May 31, 1998--$1,612,000) in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

    The Company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the Company make contributions in either cash or common stock, at its option, equal to 50% of minimum contributions made by participating employees up to a maximum of 2% of employee's salary. The plan also provides for additional Company contributions up to a maximum of 75% of participating employees' minimum contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $449,000, $460,000 and $445,000 for fiscal years 1999, 1998 and 1997, respectively. The plan was enhanced effective June 1, 1999 to provide for an increase in the Company match to a maximum of 3% of employee's salary. Certain additional transitional contributions will also be made to employee accounts on June 1, 1999, 2000 and 2001 for eligible plan participants as of March 31, 1999.

    The Company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the Company. Generally, Company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

    Net postretirement benefit costs were $270,000, $233,000 and $172,000 for fiscal years 1999, 1998 and 1997, respectively. The Company's postretirement health care plans are not funded.

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Accumulated postretirement benefit obligation:

                                                                              MAY 31
                                                                    --------------------------
                                                                        1999          1998
                                                                    ------------  ------------
Changes in benefit obligation:
Benefit obligation at beginning of year...........................  $  1,965,000  $  1,556,000
Service cost......................................................       116,000        85,000
Interest cost.....................................................       126,000       132,000
Actuarial (gain) loss.............................................       (26,000)      448,000
Benefits paid.....................................................      (246,000)     (256,000)
                                                                    ------------  ------------
Benefit obligations at end of year................................     1,935,000     1,965,000
Unrecognized prior service cost...................................        57,000        67,000
Unrecognized net actuarial loss...................................      (724,000)     (788,000)
                                                                    ------------  ------------
Accrued post-retirement benefit cost..............................  $  1,268,000  $  1,244,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    Net post-retirement benefit costs consisted of the following components:

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Service cost.............................................  $  116,000  $   85,000  $   38,000
Interest cost on accumulated postretirement benefit
  obligation.............................................     126,000     132,000     123,000
Net amortization and deferrals...........................      28,000      16,000      11,000
                                                           ----------  ----------  ----------
Net postretirement benefit costs.........................  $  270,000  $  233,000  $  172,000
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 1998 was 9% decreasing linearly each successive year until it reaches 5% in 2003, after which it will remain constant. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation, service cost and interest cost components of the net periodic postretirement benefit cost by approximately 13%, 20% and 12%, respectively. The impact of a 1% decrease in the trend rates would decrease these components 10%, 16% and 8%, respectively. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7% for fiscal 1999 and 6.75% for fiscal 1998.

8. STOCK OPTION PLANS AND STOCK PURCHASE RIGHT PLAN

    Under the 1991 Employee Stock Option Plan (the Option Plan), the Company may grant options to purchase shares of common stock to employees at prices not less than the fair market value at date of grant for incentive stock options and not less than 85% of fair market value for non-statutory stock options. These options generally expire 10 years from the date of grant. They generally become exercisable 25% per year over a 4-year period for options granted prior to fiscal 1999 and, for those options granted thereafter, 37 1/2% of grant becomes exercisable 18 months after the date of grant with the remainder of the grant becoming exercisable ratably by quarter so as to be fully exercisable 5 years from the date of grant.

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS AND STOCK PURCHASE RIGHT PLAN (CONTINUED)
    The Tab Products Co. 1996 Outside Directors' Option Plan (the Directors'
Plan) was adopted by the Company in fiscal 1996 and approved by stockholders at the Annual Stockholders' Meeting on October 17, 1996. Under the Directors' Plan, an initial grant of 10,000 shares was automatically granted to all existing outside directors at the date of stockholder approval and to all future new outside directors at the date they are appointed as directors. The options are granted at the fair market value at date of grant, expire 10 years from the date of grant and become exercisable 25% per year over a 4-year period.

    Under the Directors' Plan outside directors of the Company are automatically granted additional options annually, to purchase 2,000 shares of common stock of the Company at the fair market value at the date of grant for each year that such person remains a director of the Company. The grant date will be the date of the Annual Stockholders' Meeting. Annual options granted under the plan are immediately exercisable and expire 10 years from the date of grant. The total shares authorized under the plan is 150,000 of which 10,000 shares were granted in both fiscal years 1999 and 1998 and 50,000 shares were granted in fiscal 1997. All options issued under the Directors' Plan are non-qualified options.

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

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS AND STOCK PURCHASE RIGHT PLAN (CONTINUED)
    Option activity under the plans is as follows:

                                                                  NUMBER OF   WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                  ----------  -----------------
Outstanding, June 1, 1996 (3,750 exercisable at a weighted
  average price of $6.38).......................................     686,250      $    6.08
Granted (weighted average fair value of $2.26)..................     343,500           8.69
Exercised.......................................................     (81,625)          6.03
Canceled........................................................    (171,750)          6.00
                                                                  ----------         ------
Outstanding, May 31, 1997 (207,125 exercisable at weighted
  average price of $6.26).......................................     776,375           7.26
Granted (weighted average fair value of $2.82)..................      70,000          10.25
Exercised.......................................................    (235,813)          6.09
Canceled........................................................     (98,812)          6.98
                                                                  ----------         ------
Outstanding, May 31, 1998 (149,125 exercisable at weighted
  average price of $7.58).......................................     511,750           8.26
Granted (weighted average fair value of $2.92)..................     186,500          10.63
Exercised.......................................................      (4,500)          6.00
Canceled........................................................     (38,125)         10.02
                                                                  ----------         ------
Outstanding, May 31, 1999 (282,875 exercisable at weighted
  average price of $7.91).......................................     655,625      $    8.84
                                                                  ----------         ------
                                                                  ----------         ------

    Additional information regarding options outstanding as of May 31, 1999 is as follows:

                                  OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                             ------------------------------  --------------------------
                              WEIGHTED AVG.
   RANGE OF                     REMAINING     WEIGHTED AVG.               WEIGHTED AVG.
   EXERCISE       NUMBER       CONTRACTUAL      EXERCISE       NUMBER       EXERCISE
    PRICES      OUTSTANDING    LIFE (YRS.)        PRICE      EXERCISABLE      PRICE
--------------  -----------  ---------------  -------------  -----------  -------------
$5.00 - $ 6.38     102,875            7.4       $    5.72        65,375     $    6.04
$6.50 - $ 7.63     127,500            7.2       $    6.86        82,500     $    6.82
$9.13 - $ 9.50     293,750            7.7       $    9.26       123,750     $    9.26
$11.88 - $12.50    131,500            9.0       $   12.28        11,250     $   11.89
                -----------                                  -----------
$5.00 - $12.50     655,625            7.8       $    8.84       282,875     $    7.91
                -----------                                  -----------
                -----------                                  -----------

    At May 31, 1999, 356,468 and 80,000 shares were available for future grants under the Option Plan and Directors' Plan, respectively.

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

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS AND STOCK PURCHASE RIGHT PLAN (CONTINUED)
    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.

    These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 36.4% in fiscal 1999, 32.9% in fiscal 1998 and 30.8% in fiscal 1997; risk free interest rates, 5.29% in fiscal 1999, 5.66% in fiscal 1998 and 6.25% in fiscal 1997 and a dividend rate of 2.5% in fiscal years 1999, 1998 and 1997. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been ($55,000) ($.01 basic and diluted loss per share) in fiscal 1999, $2,242,000 ($.44 basic and $.42 diluted per share) in fiscal 1998 and $3,541,000 ($.73 basic and $.71 diluted per share) in fiscal 1997. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9. COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are obligated under leases of certain office and warehouse facilities expiring at various dates through 2012. The future minimum rental payments under these lease agreements at May 31, 1999 are as follows:

2000............................................  $1,899,000
2001............................................  1,481,000
2002............................................    869,000
2003............................................    413,000
2004............................................    139,000
Thereafter......................................    137,000
                                                  ---------
                                                  $4,938,000
                                                  ---------
                                                  ---------

    Total rentals charged to expense amounted to $2,869,000 in 1999, $2,620,000 in 1998 and $2,632,000 in 1997.

10. MAJOR CUSTOMER

    No single customer accounted for greater than 10% of consolidated revenues in fiscal years 1999, 1998 and 1997.

                                TAB PRODUCTS CO.

11. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" during fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The President and Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Chief Executive Officer. Within the United States, the Vice Presidents of Operations, Marketing and Sales report directly to the Chief Executive Officer.

    Information about segments for the years ended May 31:

                                                   1999            1998            1997
                                              --------------  --------------  --------------
Revenues:
  United States.............................  $  126,269,000  $  135,594,000  $  124,445,000
  Canada....................................      18,664,000      21,943,000      19,537,000
  Netherlands...............................       7,067,000       4,441,000       5,245,000
  Australia.................................       3,620,000       3,965,000       5,224,000
                                              --------------  --------------  --------------
  Consolidated Total........................  $  155,620,000  $  165,943,000  $  154,451,000
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------


                                                   1999            1998            1997
                                              --------------  --------------  --------------
Income (Loss) before income taxes:
  United States.............................  $       38,000  $    3,467,000  $    4,936,000
  Canada....................................        (520,000)      1,354,000         852,000
  Netherlands...............................       1,457,000          77,000         536,000
  Australia.................................        (383,000)       (308,000)        333,000
                                              --------------  --------------  --------------
  Consolidated Total........................  $      592,000  $    4,590,000  $    6,657,000
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

                                                   1999            1998            1997
                                              --------------  --------------  --------------
Depreciation and amortization:
  United States.............................  $    3,790,000  $    5,994,000  $    2,838,000
  Canada....................................         414,000         400,000         386,000
  Netherlands...............................          55,000          54,000          57,000
  Australia.................................          47,000          74,000          72,000
                                              --------------  --------------  --------------
  Consolidated Total........................  $    4,306,000  $    6,522,000  $    3,353,000
                                              --------------  --------------  --------------
                                              --------------  --------------  --------------

                                TAB PRODUCTS CO.

11. SEGMENT REPORTING (CONTINUED)

                                                                     1999           1998
                                                                 -------------  -------------
Long-lived assets:
  United States................................................  $  19,692,000  $  18,890,000
  Canada.......................................................        786,000        781,000
  Netherlands..................................................        133,000        118,000
  Australia....................................................        232,000        238,000
                                                                 -------------  -------------
  Consolidated Total...........................................  $  20,843,000  $  20,027,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

12. PER SHARE INFORMATION

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the fiscal years ended May 31, 1999, 1998 and 1997, respectively, are calculated as follows (in thousands, except per share data):

                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
Weighted average shares outstanding..............................      5,090      5,102      4,879
Net earnings.....................................................  $     162  $   2,435  $   3,761
Basic earnings per share.........................................        .03        .48        .77
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------
Weighted average shares outstanding..............................      5,090      5,102      4,879
Dilutive effect of options.......................................         32        184        138
                                                                   ---------  ---------  ---------
  Total..........................................................      5,122      5,286      5,017
Net earnings.....................................................  $     162  $   2,435  $   3,761
Diluted earnings per share.......................................  $     .03  $     .46  $     .75
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                                TAB PRODUCTS CO.

13. SELECTED QUARTERLY DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 EARNINGS (LOSS) PER
                                                                       NET              SHARE
                                                          GROSS     EARNINGS    ----------------------
FISCAL QUARTER ENDED                         REVENUES   PROFIT(1)    (LOSS)       BASIC      DILUTED
------------------------------------------  ----------  ---------  -----------  ---------  -----------
1999
August 31.................................  $   38,128  $  14,251   $       5   $     .00   $     .00
November 30...............................      39,272     15,051          79         .02         .02
February 28...............................      40,575     15,885         280         .06         .06
May 31....................................      37,645     14,554        (202)       (.04)       (.04)
                                            ----------  ---------  -----------  ---------       -----
                                            $  155,620  $  59,741   $     162         .03         .03
                                            ----------  ---------  -----------  ---------       -----
                                            ----------  ---------  -----------  ---------       -----

1998
August 31.................................  $   39,443  $  15,922   $     886   $     .18   $     .17
November 30...............................      41,573     17,516       1,404         .28         .27
February 28...............................      41,096     17,289       1,402         .27         .26
May 31....................................      43,831     16,303      (1,257)       (.24)       (.24)
                                            ----------  ---------  -----------  ---------       -----
                                            $  165,943  $  67,030   $   2,435         .48         .46
                                            ----------  ---------  -----------  ---------       -----
                                            ----------  ---------  -----------  ---------       -----

------------------------

(1) Revenues less cost of revenues.

14. SUBSEQUENT EVENTS

    Pursuant to an Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Services Group to Bell & Howell on June 1, 1999. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash payment of $11,200,000, the assumption of certain liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company for changes in certain accounts attributable to the Field Service Group. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from Bell & Howell in a restricted bank account and pledge the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction.

    On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. The Company will close its paper manufacturing facility located in Turlock, California and transfer the inventory and equipment to Mayville by the end of August 1999. As a result of the consolidation, the Company will record a pre-tax charge of approximately $500,000 in the first quarter of fiscal year 2000.

    In July 1998, the Company authorized a stock repurchase program for 300,000 shares of Common Stock. The authorization was effective until July 1999. During fiscal 1999, the Company purchased 146,200 shares of Common Stock under the Company's authorized repurchase program at a cost of $955,000. The remaining unused portion of this authorization of 153,800 shares has expired. In July 1999, the Company approved a new authorization to repurchase 300,000 shares of Common Stock. The authorization is effective until July 2000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tab Products Co.:

    We have audited the consolidated financial statements of Tab Products Co. and its subsidiaries as of May 31, 1999 and 1998, and for each of the three years in the period ended May 31, 1999, and have issued our report thereon dated June 28, 1999; such financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Tab Products Co., for the years ended May 31, 1999, 1998 and 1997, listed in
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

San Jose, California
June 28, 1999

                   TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                              ADDITIONS   UNCOLLECTIBLE
                                                                 BALANCE AT  CHARGED TO     ACCOUNTS    BALANCE AT
                                                                 BEGINNING    COSTS AND    CHARGED TO     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE                       OF PERIOD    EXPENSES      RESERVE       PERIOD
---------------------------------------------------------------  ----------  -----------  ------------  ----------
Year ended May 31, 1999........................................  $  947,000   $ 380,000    $  391,000   $  936,000

Year ended May 31, 1998........................................  $  769,000   $ 462,000    $  284,000   $  947,000

Year ended May 31, 1997........................................  $  620,000   $ 400,000    $  251,000   $  769,000