Form 10-K405/A
period 1999-05-31
TAB PRODUCTS CO
filed 1999-08-27
CIK 96116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

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

    The undersigned registrant hereby amends the following exhibit of its Annual Report for the fiscal year ended May 31, 1999 as set forth in the pages attached hereto.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

    3.  EXHIBITS

       See the following Index to Exhibits. The Exhibits listed in the accompanying Index are referenced as part of this report.

EXHIBITS:

      3.1  Certificate of Incorporation (Exhibit 3.1 of 1993 Form 10-K)(2)
      3.2  Certificate of Designation, Preferences and Rights of the Terms of the Series A
           Preferred Stock (Exhibit 3.2 filed with Form 10-Q for the quarter ended November 30,
           1996)(2)
      3.3  Second Amended and Restated Bylaws of the Company dated October 17, 1996 (Exhibit 4 of Form 8-K dated October 17, 1996)(2)
      4.1  Form of Rights Agreement between the Company and ChaseMellon Shareholder Services,
           L.L.C., as Rights Agent (including as Exhibit A the form of Certificate of
           Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as
           Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of
           Rights Agreement) (Exhibit 1 of Form 8-K dated October 17, 1996)(2)
     10.1  Tab Products Co. 1981 Incentive Stock Option Plan (Exhibit 10 of the 1983 Form
           10-K)(1)(2)
     10.2  Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the 1987 Form 10-K)(1)(2)
     10.3  1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)(1)(2)
     10.4  Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)(2)
     10.5  Amendment dated July 27, 1993 to Note Agreement of Tab Products Co. dated as of March
           20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
     10.6  Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit 10.20 filed with
           Form 10-Q for the quarter ended August 31, 1993)(2)
     10.7  Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
     10.8  Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
     10.9  Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
    10.10  Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
    10.11  Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
    10.12  Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20,
           1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
    10.13  Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30,
           1996)(1)(2)
    10.14  Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)(1)(2)
    10.15  Employment Agreement between the Company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)

    10.16  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.17  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.18  Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit
           10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
    10.19  Bank of America Business Loan Agreement dated November 1, 1998 (Exhibit 10.1 filed with form 10-Q for the quarter ended November 30, 1998)(2)
    10.20  Lease Agreement dated January 29, 1999 (Exhibit 10.1 filed with form 10-Q for the quarter ended February 28, 1999)(3)
    10.21  Letter dated May 28, 1999 amending the Prudential Note Agreement dated March 20,
           1992(3)
    10.22  Bank of America Amendment No.1 dated May 31, 1999 to Business Loan Agreement dated
           November 1, 1998(3)
    10.23  Bank of America Amendment No.2 dated May 31, 1999 to Business Loan Agreement dated
           November 1, 1998(3)
    10.24  Form of Change of Control Agreement between the Company and named Executive
           Officers(3)
    10.25  Sale of Field Service Group as reported on Form 8-K/A (filed July 30, 1999)(2)
     23.1  Independent Auditors' Consent
     27    Financial Data Schedule(3)

------------------------

(1) Compensatory Plan or Arrangement

(2) Incorporated by reference from the Corporation's Form 8-K filed June 15,
    1999.

(3) Incorporated by reference from the Corporation's Form 10-K filed August 23, 1999.

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, and State of California, on this twenty-seventh day of August, 1999.

                                          TAB PRODUCTS CO.

                                          /s/ DAVID J. DAVIS
                                          --------------------------------------
                                          David J. Davis
                                          SENIOR VICE PRESIDENT, OPERATIONS AND
                                          CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 NAME AND TITLE                          DATE
------------------------------------------------  ------------------

--------------------------------------
Hans A. Wolf, Chairman of the Board

--------------------------------------
Philip C. Kantz, Director; President and
Chief Executive Officer

/s/ DAVID J. DAVIS                                 August 27, 1999
--------------------------------------
David J. Davis, Senior Vice President,
Operations and Chief Financial Officer

/s/ WILLIAM R. KINZIE                              August 27, 1999
--------------------------------------
William R. Kinzie, Controller and
Chief Accounting Officer

/s/ ROBERT R. AUGSBURGER                           August 27, 1999
--------------------------------------
Robert R. Augsburger, Director

--------------------------------------
Dr. Kathryn S. Hanson, Director

/s/ JERRY K. MYERS                                 August 27, 1999
--------------------------------------
Jerry K. Myers, Director