Form 10-Q
period 1999-08-31
TAB PRODUCTS CO
filed 1999-10-15
CIK 96116

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

        [X] Quarterly Report Pursuant To Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the quarter period ended August 31, 1999

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 For the transition period from _______ to ________


                         COMMISSION FILE NUMBER: 1-7736

                                TAB PRODUCTS CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   94-1190862
      (STATE OF INCORPORATION)                (IRS EMPLOYER IDENTIFICATION NO.)

                               1400 PAGE MILL ROAD
                           PALO ALTO, CALIFORNIA 94304
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 852-2400
              (REGISTRANT'S TELEPHONE NUMBER - INCLUDING AREA CODE)


                                 NOT APPLICABLE
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of August 31, 1999 - 5,024,589.

This report, including all exhibits and attachments, contains 23 pages.

                                TAB PRODUCTS CO.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
ITEM 1            FINANCIAL STATEMENTS:

                  Consolidated Condensed Balance Sheets
                  August 31, 1999 and May 31, 1999                          3

                  Consolidated Condensed Statements of Earnings
                  Three months ended August 31,
                  1999 and 1998                                             4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended August 31, 1999 and 1998               5

                  Supplemental Financial Data - Notes                       6

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

ITEM 3            Quantitative and Qualitative Disclosure About
                  Market Risks                                             18

                           PART II. OTHER INFORMATION

ITEM 6            Exhibits                                                 19

                  Signatures                                               20

                                TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                             AUGUST 31,         MAY 31,
                                                                1999             1999
                                                          ---------------- -----------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                $ 11,038       $  6,972
      Short-term investments                                      3,770          2,941
      Accounts receivable, less allowances of
      $994 and $936 for doubtful accounts                        25,193         26,397
      Inventories                                                 7,160          8,834
      Prepaid income taxes and other expenses                     9,811          6,210
                                                               --------       --------
                     TOTAL CURRENT ASSETS                        56,972         51,354

Property, plant and equipment, net of accumulated
depreciation of $35,947 and $43,339                              17,446         19,642
Goodwill, net                                                     2,998          3,131
Other assets                                                      3,708          1,201
                                                               --------       --------

TOTAL ASSETS                                                   $ 81,124       $ 75,328
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                           $  3,438       $  3,437
   Accounts payable                                               7,709          7,648
   Compensation payable                                           1,527          2,086
   Other accrued liabilities                                     10,489         11,221
                                                               --------       --------
                    TOTAL CURRENT LIABILITIES                    23,163         24,392
                                                               --------       --------

Long-term debt                                                    3,898          3,953
                                                               --------       --------
Deferred taxes and other non-current liabilities                  3,901          3,855
                                                               --------       --------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK: $.01 par value, authorized                        -              -
   500,000 shares, issued-none
   COMMON STOCK: $.01 par value, authorized
   25,000,000 shares, issued-August 1999 and May 1999-
   7,606,116 shares                                                  76             76
   Additional paid-in capital                                    15,255         15,255
   Retained earnings                                             70,060         63,031
   TREASURY STOCK: August 1999-2,581,527 shares
   and May 1999-2,578,427 shares                                (32,342)       (32,320)
   Accumulated other comprehensive loss                          (2,887)        (2,914)
                                                               --------       --------
                     TOTAL STOCKHOLDERS' EQUITY                  50,162         43,128
                                                               --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 81,124       $ 75,328
                                                               ========       ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                   THREE MONTHS ENDED
                                                       AUGUST 31,
                                             -----------------------------
                                                  1999            1998
                                             --------------  -------------

Revenues                                     $    31,994       $    37,444
                                             -----------       -----------

COSTS AND EXPENSES:
    Cost of revenues                              19,244            23,877
    Selling, general and administrative           13,657            13,164
    Research and development                         193               256
                                             -----------       -----------
       TOTAL COSTS AND EXPENSES                   33,094            37,297
                                             -----------       -----------

       OPERATING INCOME (LOSS)                    (1,100)              147

Gain on sale of Field Service Group               13,794                 -
Interest, net, and other                            (143)             (138)
                                             -----------       -----------
       Earnings before income taxes               12,551                 9

Provision for income taxes                         5,271                 4

                                             -----------       -----------
       NET EARNINGS                          $     7,280       $         5
                                             ===========       ===========

Basic net earnings per share                 $      1.45       $      0.00
                                             ===========       ===========

Shares used in computing basic
net earnings per share                         5,026,473         5,171,432
                                             ===========       ===========

Diluted net earnings per share               $      1.44       $      0.00
                                             ===========       ===========

Shares used in computing diluted
net earnings per share                         5,049,046         5,297,529
                                             ===========       ===========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)

                                                                    THREE MONTHS ENDED
                                                                        AUGUST 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
OPERATING ACTIVITIES:

     Net earnings                                                $  7,280       $      5
     ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                  1,118          1,204
     Gain on sale of Field Service Group                           (8,001)             -
     Changes in operating assets and liabilities:
                    Accounts receivable                             1,137           (301)
                    Inventories                                      (522)          (138)
                    Prepaid income taxes and other expenses        (1,497)          (297)
                    Other assets                                      663            (64)
                    Accounts payable                                 (163)           239
                    Compensation payable                             (584)        (1,528)
                    Other accrued liabilities                        (493)           201
                                                                 --------       --------
NET CASH REQUIRED BY OPERATING ACTIVITIES                          (1,062)          (679)
                                                                 --------       --------

INVESTING ACTIVITIES:

     Sale of Field Service Group                                   13,405              -
     Purchase of property, plant and equipment, net                  (486)        (2,391)
     Purchases of short-term investments                           (1,820)        (1,467)
     Sales of short-term investments                                  991          1,961
                                                                 --------       --------
NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES               12,090         (1,897)
                                                                 --------       --------

FINANCING ACTIVITIES:

     Repayment of long-term debt                                      (81)           (78)
     Cash restricted to collateralize loan                         (6,625)             -
     Proceeds from issuance of common stock                             -             11
     Repurchase of Treasury Stock                                     (22)             -
     Dividends paid                                                  (251)          (259)
                                                                 --------       --------
NET CASH REQUIRED BY  FINANCING ACTIVITIES                         (6,979)          (326)
                                                                 --------       --------

Effect of exchange rate changes on cash                                17            (81)
                                                                 --------       --------

Increase (decrease) in cash and cash equivalents                    4,066         (2,983)

Cash and cash equivalents at beginning of period                    6,972          7,199
                                                                 --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 11,038       $  4,216
                                                                 ========       ========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.

                SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.       BASIS OF PRESENTATION

         The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended May 31, 1999. The results of operations for the three-month period ended August 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2000. The May 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified to conform to the current year presentation.

2.       INVENTORY

         Inventories consisted of the following (in thousands):


                                              AUGUST 31, 1999      MAY 31, 1999
                                              ---------------      ------------
         Finished goods                            $2,605            $2,415
         Work in process                              402             2,538
         Raw materials                              4,153             3,881
                                                   ------            ------
                                                   $7,160            $8,834
                                                   ======            ======

3.       DIVIDENDS

         Dividends declared for the three month periods ended August 31, 1999 and 1998 were as follows:


         RECORD DATE                      SHARES OUTSTANDING         DIVIDEND PER SHARE
         -----------                      ------------------         ------------------
         Fiscal 2000:
           August 25, 1999                    5,024,589                   $   0.05
         Fiscal 1999:
           August 25, 1998                    5,171,514                   $   0.05


TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

4.       SEGMENT REPORTING

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

Information about segments:


                                                                THREE MONTHS ENDED
                                                                    AUGUST 31,
                                                       ----------------------------------
                                                              1999             1998
                                                       -----------------  ---------------
Revenues:
        United States                                     $ 25,760            $ 30,893
        Canada                                               4,144               4,007
        Netherlands                                            977               1,594
        Australia                                            1,113                 950
                                                          --------            --------
        Consolidated Total                                $ 31,994            $ 37,444
                                                          ========            ========

Income (Loss) before income taxes:
        United States                                     $ 12,722            $     80
        Canada                                                (216)               (357)
        Netherlands                                             55                 347
        Australia                                              (10)                (61)
                                                          --------            --------
        Consolidated Total                                $ 12,551            $      9
                                                          ========            ========

Depreciation and amortization:
        United States                                     $    980            $  1,097
        Canada                                                 109                  73
        Netherlands                                             17                  17
        Australia                                               12                  17
                                                          --------            --------
        Consolidated Total                                $  1,118            $  1,204
                                                          ========            ========


                                                     AUGUST 31, 1999       MAY 31, 1999
                                                     ---------------       ------------
Long-lived assets:
        United States                                     $ 20,084            $ 19,692
        Canada                                                 716                 786
        Netherlands                                            134                 133
        Australia                                              220                 232
                                                          --------            --------
        Consolidated Total                                $ 21,154            $ 20,843
                                                          ========            ========

Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)


5.       NET EARNING PER SHARE

         Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the quarters ended August 31, 1999 and 1998, respectively, are calculated as follows (in thousands, except share data):


                                                          THREE MONTHS ENDED
                                                              AUGUST 31,
                                                   --------------------------------
                                                       1999                 1998
                                                   ------------         -----------
NET EARNINGS                                       $     7,280          $        5
                                                   ============         ===========


     BASIC:
              Weighted average common shares
              outstanding used in computing
              basic net earnings per share
                                                     5,026,473           5,171,432
                                                   ============         ===========
     BASIC NET EARNINGS PER SHARE                  $      1.45          $     0.00
                                                   ============         ===========

     DILUTED:
              Weighted average common shares
              outstanding                            5,026,473           5,171,432
              Dilutive options outstanding              22,573             126,097
                                                   ============         ===========
              Shares used in computing diluted
              net earnings per share                 5,049,046           5,297,529
                                                   ============         ===========

     DILUTED NET EARNINGS PER SHARE                $      1.44          $     0.00
                                                   ============         ===========


6.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows (in thousands):


                                                         THREE MONTHS ENDED
                                                             AUGUST 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
    Net earnings                                       $7,280         $    5
    Foreign currency translation                           27           (437)
                                                       ------         ------

    Comprehensive income (loss)                        $7,307         $ (432)
                                                       ======         ======


TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

Accumulated other comprehensive loss, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                             AUGUST 31, 1999      MAY 31, 1999
                                             ---------------      ------------
     Foreign currency translation                  $(506)               $(533)
     Minimum pension liability                    (2,381)              (2,381)
                                              -----------          -----------
     Accumulated other
       comprehensive loss                        $(2,887)             $(2,914)
                                              ===========          ===========


7.       STOCK REPURCHASE

         In July 1999, the Company approved a new authorization to repurchase up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization is effective until July 2000. During the three months ended August 31, 1999, the Company repurchased 3,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $22,000. As of August 31, 1999, the Company intends to repurchase the remaining 296,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this Standard as of the beginning of its fiscal year 2001. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

9.       EVENTS SUBSEQUENT TO AUGUST 31, 1999

         Effective October 5, 1999, the Company announced a definitive agreement to sell its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The agreement is subject to satisfactory completion of certain due diligence prior to a target closing in early December. The gross sales price is approximately $18 million and, if consummated, will result in a gain for the Company.

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

FINANCIAL CONDITION

         Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company has sold its Field Service Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consisted of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at $5,900,000 and a final payment of $2,200,000 paid in August 1999 based on final adjustments to certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In order for the Company to obtain consent for the sale from one of its lenders, the Company placed a portion of the cash payment received from Bell & Howell in a restricted bank account and pledged the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction.

         On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. The Company will close its paper manufacturing facility located in Turlock, California and transfer the inventory and equipment to Mayville by the end of October 1999. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $435,000 in the first quarter of fiscal year 2000.

         At August 31, 1999 the Company had cash and short-term investments of $ 14.8 million, an increase of $ 4.9 million from the $9.9 million at May 31, 1999. The Company's working capital position at August 31, 1999 was $
33.8 million as compared with $27.0 million at May 31, 1999. The current ratio of 2.5 at August 31, 1999 was higher than the current ratio of 2.1 reported for May 31, 1999. The increase in cash and working capital are the result of the sale of the Field Service Group. Accounts receivable decreased $1.2 million from $26.4 million on May 31, 1999 to $25.2 million on August 31, 1999. As part of the sale of the Field Service Group, the accounts receivable related to that operation as of the date of the sale of $4.0 million were retained by the Company and collection of these receivables is the Company's responsibility. As of August 31, 1999 $2.7 million of that balance had been collected. Accounts receivable increased $1.5 million due to product shipments associated with professional services which cannot be fully collected until the services are complete. Inventories at August 31, 1999 were $7.2 million as compared to $8.8 million at May 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The decrease in inventory levels is due to Field Service inventories which were included in the sale. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from the sale in a restricted bank account and pledge the funds as collateral for the existing loan. The funds are classified as other current assets and other non-current assets based on classification of the collateralized debt.

         Other current assets increased $3.6 million from $6.2 million at May 31, 1999 to $9.8 million at August 31, 1999 and other non-current assets increased $2.5 million from $1.2 million at May 31, 1999 to $3.7 million at August 31, 1999 primarily due to the collateralization. Current liabilities decreased $1.2 million from $24.4 million at May 31, 1999 to $23.2 million at August 31, 1999. Significant transactions which affect current liabilities include the transfer of deferred revenue to Bell & Howell of $5.4 million as a result of the sale of the Field Service Group offset by the establishment of a liability for taxes of $5.8 million as a result of the gain on sale recorded in the first quarter. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

         Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments, were $0.5 million for the three months ended August 31, 1999. Capital expenditures to support operations for fiscal 2000 are expected to total approximately $2.0 million.

         In July 1999, the Company approved a new authorization to repurchase up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization is effective until July 2000. During the three months ended August 31, 1999, the Company repurchased 3,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $22,000. As of August 31, 1999, the Company intends to repurchase the remaining 296,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

         For the three month period ended August 31, 1999, the Company paid cash dividends of $251,000, and for the three month period ended August 31, 1998, the Company paid cash dividends of $259,000.

         The Company has an unsecured revolving line of credit of $15 million with a bank which expires on October 31, 2000. There were no borrowings outstanding under the line of credit at August 31, 1999. Effective January 29, 1999, the Company entered into a master lease agreement with a technology equipment leasing company for a total lease line of $0.5 million. As of August 31, 1999, the Company utilized the line to lease computer equipment with a cost of $0.1 million. The lease is classified as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

         For comparative purposes, the following unaudited pro forma condensed consolidated statement of operations for the three months ended August 31, 1998 is presented as if the sale of the Field Service Group had occurred on June 1, 1998.

                                TAB PRODUCTS CO.
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 1998
                                   (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)


                                                                  PRO FORMA
                                              HISTORICAL         ADJUSTMENTS        PRO FORMA
                                            --------------     ---------------    -------------
REVENUES                                     $     37,444       $      (3,478)     $    33,966
                                            --------------     ---------------    -------------

COSTS AND EXPENSES:
    Cost of revenues                               23,877              (3,240)          20,637
    Selling, general and administrative            13,164                               13,164
    Research and development                          256                                  256
                                            --------------     ---------------    -------------
       TOTAL COSTS AND EXPENSES                    37,297              (3,240)          34,057
                                            --------------     ---------------    -------------

       OPERATING INCOME (LOSS)                        147                (238)             (91)

Interest, net, and other                             (138)                                (138)
                                            --------------     ---------------    -------------
       EARNINGS BEFORE INCOME TAXES                     9                (238)            (229)

Provision for income taxes                              4                (100)             (96)
                                            --------------     ---------------    -------------
       NET EARNINGS                          $          5       $        (138)     $      (133)
                                            ==============     ===============    =============

CERTAIN AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR PRESENTATION.

         REVENUES for the first quarter of fiscal 2000 amounted to $32.0 million, down $2.0 million or 5.9% from $34.0 million pro forma revenue for the first quarter of fiscal 1999. Revenue from the Independent Distributor channel was down $1.2 million from the same period last year reflecting lower bookings in the 4th quarter of fiscal year 1999 prior to the settlement of the year long Independent Distributor contract dispute. Sales in Europe were lower by $0.6 million offset slightly by increases in other international operations.

         BACKLOG of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 to 60 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period and a resultant increase in backlog which is reflected in a lengthening order to revenue period. The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at
 .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the first quarter of fiscal 2000 improved to 1.17:1.0, but the carry-over effect of the lower third and fourth quarter order volumes impacted the first quarter revenues and profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         COST OF REVENUES, as a percentage of revenues, was 60.1% for the first quarter of fiscal 2000 as compared to the 60.8% pro forma cost of revenues reported in the first quarter of fiscal 1999 on comparable revenues. Cost of revenues for the first quarter was $19.2 million as compared to the $20.6 million pro forma amount reported in the comparable quarter of fiscal 1999. The decrease in cost of revenues, as a percentage of revenues, was the result of improved margins on manufactured products offset by a charge to cost of revenues of approximately $0.4 million related to the closure and relocation of the Company's Turlock paper manufacturing facility.

         OPERATING EXPENSES were $13.9 million or 43.3% of total revenues for the first quarter of fiscal 2000 as compared to $13.4 million or 39.5% of total pro forma revenues for the first quarter of fiscal 1999. The increase in operating expenses as a percentage of revenues was primarily due to lower than anticipated revenue volume.

         INTEREST EXPENSE, NET, AND OTHER was a gain of $13.7 million in the first quarter of fiscal 2000 as compared to an expense of $0.1 million in the first quarter of fiscal 1999. The increase for the three months ended August 31, 1999 was primarily due to the gain on sale of the Field Service Group.

         EARNINGS PER SHARE for the three months ended August 31, 1999 was $1.45 per share for basic and $1.44 for diluted shares compared to a pro forma loss of $.03 per share for both basic and diluted shares, respectively, for the three months ended August 31, 1998.

EVENTS SUBSEQUENT TO AUGUST 31, 1999

         Effective October 5, 1999, the Company announced a definitive agreement to sell its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The agreement is subject to satisfactory completion of certain due diligence prior to a target closing in early December. The gross sales price is approximately $18 million and, if consummated, will result in a gain for the Company. The Company intends to relocate to a facility near its present location and has engaged a broker to assist in identifying possible office locations.

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

         The Company has analyzed most of its IT systems in an effort to identify any systems that are not Year 2000 compliant and implemented any changes required to make such systems Year 2000 compliant. The result to date of the analysis is that most of the IT systems used by the Company were not Year 2000 compliant. A Company-wide enterprise software solution was chosen as the primary means to achieve Year 2000 compliance. The software was selected not only to achieve Year 2000 compliance, but also to add functionality and efficiency in the business processes of the

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MANAGEMENT SYSTEM UPGRADES AND YEAR 2000 COMPLIANCE  (CONTINUED)

Company. The software is being implemented in stages and in each of the Company's operating locations. The first stage, which comprises most of the manufacturing, sales and financial modules, was completed in April 1999. The second stage includes the remaining manufacturing operations. This stage is planned to be completed by the beginning of December 1999. Remediation and testing of IT systems not replaced are planned to be completed by November 1999. The Company chose to upgrade its human resources client server application to a year 2000 compliant version instead of replacing the entire system.
This upgrade was completed in the first quarter.

         The Company assessed its significant non-IT systems that may contain embedded microcontrollers to determine what remediation efforts may be necessary. To date, certain non-IT systems have been tested and most such tested non-IT systems have been evaluated as being Year 2000 compliant. The remaining non-IT systems will be assessed in the second quarter and remediated if necessary.

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

         The Company believes that its most reasonably likely worst case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. It is clear that the Company has the least ability to assess and remediate the Year 2000 problems of third parties, and the Company believes the risks are greatest with infrastructure (e.g. electricity supply, water and sewer service), telecommunications, transportation supply chains and critical suppliers of materials.

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

         The total Year 2000 remediation project is estimated to cost approximately $2.2 million of which approximately $2.1 million has been spent to date. Since the system replacement costs are related to an overall systems initiative, the Year 2000 compliance costs cannot be reasonably determined. The costs and time schedules for the IT systems and non-IT systems changes are based on management's best estimates.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending May 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statement and related disclosures.

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

         DISTRIBUTION CHANNELS

         The Company is currently pursuing a strategy to refine and expand its distribution channels. The Branch direct sales strategy has been shifted to focus on projects with larger customers that bundle products and services as a way of providing value-added solutions to the Company's customers. This has resulted in a turnover in the Branch Channel and additional training time which in turn has resulted and may continue to result in lower Branch Channel sales.

         The Company is also expanding its call center operations and direct replenishment business through this efficient distribution method. In conjunction with handling inbound sales activity an initiative is underway to generate sales through the use of outbound telemarketing.

         In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on existing and designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of August 31, 1999 approximately 98% of the current independent distributors have signed the revised contract. The signed distributors represent approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of dealers in Branch territories to focus on small to mid-size customers.

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

         NEW PROCESSES AND PRODUCTS AND MANUFACTURING VOLUMES

         On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. The Company will close its paper manufacturing facility located in Turlock, California and transfer the inventory and equipment to Mayville by the end of October 1999.

         There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future. The inability of the Company to achieve planned volumes from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products or the consolidation of its manufacturing operations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         BACKLOG

         The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 to 60 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period. Additionally, the professional services component of project sales is recognized as revenue when the project is completed resulting in a longer order-to-revenue cycle. Due to this shift in Branch sales strategy the Company may experience the need for additional working capital to support the longer order-to-collection cycle being experienced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS ENVIRONMENT AND RISK FACTORS (CONTINUED)

          The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at
 .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the first quarter improved to 1.17:1.0, but, the carry-over effect of the lower third and fourth quarter order volumes impacted the first quarter revenues and profitability. Orders from the independent distributor channel have begun to rebound with 98% of the dealers signing the new dealer agreement. There can be no assurance that the Company's book-to-bill ratio will continue at this rate.

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

         RISKS ASSOCIATED WITH INTERNATIONAL SALES

         International sales accounted for approximately 19% and 18%, respectively of the Company's total revenues in the first quarter of fiscal 2000 and 1999. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $3.8 million as of August 31, 1999. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at August 31, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company. To the extent that the Company invests the proceeds from the sale of the Field Service Group in instruments subject to market risk, its overall exposure to market risk will correspondingly increase.

         The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Canadian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Canadian dollars or other currencies. Based on the intercompany balance of $1.9 million at August 31, 1999, a hypothetical 10% adverse change in Canadian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

         (a)      10.1     Addendum to Employment Agreement between the Company
                           and Philip Kantz dated September 21, 1999 (1)
                  27       Financial Data Schedule

                           (1)     Compensatory Plan or Arrangement

         (b)      Reports on Form 8-K

                  None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TAB PRODUCTS CO.
                                                  (Registrant)



Date:    October 15, 1999               /s/ David J. Davis
                                        ---------------------------------------
                                        David J. Davis, Senior Vice
                                        President, Operations and Chief
                                        Financial Officer

Date:    October 15, 1999               /s/ William R. Kinzie
                                        ---------------------------------------
                                        William R. Kinzie, Corporate
                                        Controller and Chief Accounting
                                        Officer