Form 10-Q
period 1999-11-30
TAB PRODUCTS CO
filed 2000-01-14
CIK 96116

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

        [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended November 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 1999 - 5,214,589.

This report, including all exhibits and attachments, contains 47 pages.

                                TAB PRODUCTS CO.

                                      INDEX

                    PART I.  FINANCIAL INFORMATION

                                                                                   PAGE NO.
ITEM 1            FINANCIAL STATEMENTS:

                  Consolidated Condensed Balance Sheets
                  November 30, 1999 and May 31, 1999                                    3

                  Consolidated Condensed Statements of Earnings
                  Three months and Six months ended November 30,
                  1999 and 1998                                                         4

                  Consolidated Condensed Statements of Cash Flows
                  Six months ended November 30, 1999 and 1998                           5

                  Supplemental Financial Data - Notes                                   6

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   9

ITEM 3            Quantitative and Qualitative Disclosure About
                  Market Risks                                                         17


                               PART II. OTHER INFORMATION

ITEM 4            Submission of Matters to a Vote of Security Holders                  19

ITEM 6            Exhibits                                                             19

                  Signatures                                                           20

                                TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                               NOVEMBER 30,                 MAY 31,
                                                                   1999                      1999
                                                             ----------------           ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $       2,587             $      6,972
   Short-term investments                                              4,262                    2,941
   Accounts receivable, less allowances of
     $1,024 and $936 for doubtful accounts                            27,507                   26,397
   Inventories                                                         7,500                    8,834
   Prepaid income taxes and other expenses                            10,383                    6,210
                                                             ----------------           ---------------

                      TOTAL CURRENT ASSETS                            52,239                   51,354
                                                             ----------------           ---------------

Property, plant and equipment, net of accumulated
  depreciation of $36,891 and $43,339                                 16,870                   19,642
Goodwill, net                                                          2,996                    3,131
Other assets                                                           3,086                    1,201
                                                             ----------------           ---------------

TOTAL ASSETS                                                   $      75,191             $     75,328
                                                             ----------------           ---------------
                                                             ----------------           ---------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                           $       3,438             $      3,437
   Accounts payable                                                    8,959                    7,648
   Compensation payable                                                2,147                    2,086
   Other accrued liabilities                                           5,818                   11,221
                                                             ----------------           ---------------

                     TOTAL CURRENT LIABILITIES                        20,362                   24,392
                                                             ----------------           ---------------

Long-term debt                                                         3,195                    3,953
                                                             ----------------           ---------------

Deferred taxes and other non-current liabilities                       3,581                    3,855
                                                             ----------------           ---------------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK: $.01 par value, authorized
     500,000 shares, issued-none                                          -                        -
   COMMON STOCK: $.01 par value, authorized
     25,000,000 shares, issued-November 1999-
     7,611,116 shares and May 1999-7,606,116 shares                       76                       76
   Additional paid-in capital                                         15,285                   15,255
   Deferred compensation                                              (1,424)                      -
   Retained earnings                                                  68,559                   63,031
   TREASURY STOCK: November 1999-2,396,527 shares
     and May 1999-2,578,427 shares                                   (31,114)                 (32,320)
   Accumulated other comprehensive loss                               (3,329)                  (2,914)
                                                             ----------------           ---------------


                      TOTAL STOCKHOLDERS' EQUITY                      48,053                   43,128
                                                             ----------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $      75,191             $     75,328
                                                             ----------------           ---------------
                                                             ----------------           ---------------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   NOVEMBER 30,                           NOVEMBER 30,
                                                      ---------------------------------------  -----------------------------------
                                                             1999                1998               1999               1998
                                                      -------------------  ------------------  ----------------  -----------------
REVENUES                                                     $   31,201          $   38,631        $   63,195         $   76,075
                                                      -------------------  ------------------  ----------------  -----------------

COSTS AND EXPENSES:
    Cost of revenues                                             18,561              24,221            37,805             48,098
    Selling, general and administrative                          14,591              13,927            28,248             27,091
    Research and development                                        204                 206               397                462
                                                      -------------------  ------------------  ----------------  -----------------
       TOTAL COSTS AND EXPENSES                                  33,356              38,354            66,450             75,651
                                                      -------------------  ------------------  ----------------  -----------------

       OPERATING INCOME (LOSS)                                   (2,155)                277            (3,255)               424

Gain on sale of Field Service Group                                  -                   -             13,794                 -
Interest, net, and other                                             16                (133)             (127)              (271)
                                                      -------------------  ------------------  ----------------  -----------------
       Earnings (loss) before income taxes                       (2,139)                144            10,412                153

Provision (benefit) for income taxes                               (898)                 65             4,373                 69
                                                      -------------------  ------------------  ----------------  -----------------
       NET EARNINGS (LOSS)                                   $   (1,241)         $       79        $    6,039         $       84
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------

Basic net earnings (loss) per share                          $    (0.24)         $     0.02        $     1.19         $     0.02
                                                      -------------------  ------------------  ----------------  -----------------
                                                      -------------------  ------------------  ----------------  -----------------

Shares used in computing basic
 net earnings (loss) per share                                5,113,919           5,114,414         5,069,957          5,143,079
                                                      ===================  ==================  ================  =================

Diluted net earnings (loss) per share                        $    (0.24)         $     0.02        $     1.19         $     0.02
                                                      ===================  ==================  ================  =================

Shares used in computing diluted
 net earnings (loss) per share                                5,113,919           5,148,532         5,087,374          5,221,761
                                                      ===================  ==================  ================  =================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)

                                                                                SIX MONTHS ENDED
                                                                                  NOVEMBER 30,
                                                                             1999               1998
                                                                      -----------------   -----------------
OPERATING ACTIVITIES:

     Net earnings                                                         $     6,039        $         84
     Adjustments to Reconcile Net Earnings to Net Cash
     Provided by Operating Activities:
     Depreciation and amortization                                              2,125               2,458
     Gain on sale of Field Service Group                                      (13,794)                 -
     Changes in operating assets and liabilities:
          Accounts receivable                                                  (1,052)             (2,676)
          Inventories                                                            (870)             (1,049)
          Prepaid income taxes and other expenses                              (1,720)               (213)
          Other assets                                                            570                  60
          Accounts payable                                                      1,091               2,901
          Compensation payable                                                     (6)             (1,842)
          Other accrued liabilities                                              (412)                 93
                                                                      -----------------   -----------------
NET CASH REQUIRED BY OPERATING ACTIVITIES                                      (8,029)               (184)
                                                                      -----------------   -----------------

INVESTING ACTIVITIES:

     Sale of Field Service Group                                               13,405
     Purchase of property, plant and equipment, net                              (878)             (3,239)
     Purchases of short-term investments                                       (3,811)             (2,961)
     Sales of short-term investments                                            2,490               4,398
                                                                      -----------------   -----------------
NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES                           11,206              (1,802)
                                                                      -----------------   -----------------

FINANCING ACTIVITIES:

     Repayment of long-term debt                                                 (790)               (781)
     Cash restricted to collateralize loan                                     (6,000)                 -
     Proceeds from issuance of common stock                                        -                  25
     Repurchase of Treasury Stock                                                (218)               (641)
     Dividends paid                                                              (511)               (513)
                                                                      -----------------   -----------------
NET CASH REQUIRED BY FINANCING ACTIVITIES                                      (7,492)             (1,910)
                                                                      -----------------   -----------------

Effect of exchange rate changes on cash                                           (70)                (68)
                                                                      -----------------   -----------------

Decrease in cash and cash equivalents                                          (4,385)             (3,964)

Cash and cash equivalents at beginning of period                                6,972               7,199
                                                                      -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     2,587        $      3,235
                                                                      =================   =================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-K for the fiscal year ended May 31, 1999. No diluted loss per share information for the three months ended November 30, 1999 has been presented in the accompanying consolidated condensed statements of earnings since potential common shares from conversion of stock options are antidilutive. The results of operations for the six-month period ended November 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2000. The May 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified to conform to the current year presentation.

2.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                  NOVEMBER 30, 1999            MAY 31, 1999
                                               ------------------------   -----------------------
         Finished goods                             $         2,465          $       2,415
         Work in process                                        242                  2,538
         Raw materials                                        4,793                  3,881
                                               ------------------------   -----------------------
                                                    $         7,500          $       8,834
                                               ------------------------   -----------------------
                                               ------------------------   -----------------------

3.   DIVIDENDS

      Dividends declared for the six month periods ended November 30, 1999 and 1998 were as follows:

         RECORD DATE                    SHARES OUTSTANDING         DIVIDEND PER SHARE
         -----------                    ------------------         ------------------
         Fiscal 2000:
           August 25, 1999                    5,024,589                  $   .05
           November 24, 1999                  5,214,589                  $   .05

         Fiscal 1999:
           August 25, 1998                    5,171,514                  $   .05
           November 25, 1998                  5,084,889                  $   .05

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

Information about segments:

                                                        THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           NOVEMBER 30,                           NOVEMBER 30,
                                                -----------------------------------   -------------------------------------
                                                     1999               1998               1999                 1998
                                                ----------------   ----------------   ----------------    -----------------
Revenues:
        United States                               $   24,736        $    30,933        $    50,496         $     61,826
        Canada                                           4,288              4,513              8,432                8,520
        Netherlands                                      1,258              2,169              2,235                3,763
        Australia                                          919              1,016              2,032                1,966
                                                ----------------   ----------------   ----------------    -----------------
        Consolidated Total                          $   31,201        $    38,631            $63,195         $     76,075
                                                ----------------   ----------------   ----------------    -----------------
                                                ----------------   ----------------   ----------------    -----------------

Income (Loss) before income taxes:
        United States                               $   (1,812)       $      (181)       $    10,910         $       (101)
        Canada                                            (432)              (179)              (648)                (536)
        Netherlands                                        190                524                245                  871
        Australia                                          (85)               (20)               (95)                 (81)
                                                ----------------   ----------------   ----------------    -----------------
        Consolidated Total                          $   (2,139)      $        144        $    10,412         $        153
                                                ----------------   ----------------   ----------------    -----------------
                                                ----------------   ----------------   ----------------    -----------------

Depreciation and amortization:
        United States                               $      862        $     1,118        $     1,842         $      2,215
        Canada                                             112                105                221                  178
        Netherlands                                         13                 12                 30                   29
        Australia                                           20                 19                 32                   36
                                                ----------------   ----------------   ----------------    -----------------
        Consolidated Total                          $    1,007        $     1,254        $     2,125         $      2,458
                                                ----------------   ----------------   ----------------    -----------------
                                                ----------------   ----------------   ----------------    -----------------

                                                                                    NOVEMBER 30, 1999        MAY 31, 1999
                                                                                    -----------------      -----------------
Long-lived assets:
        United States                                                                     $ 18,917               $ 19,692
        Canada                                                                                 707                    786
        Netherlands                                                                            126                    133
        Australia                                                                              206                    232
                                                                                    -----------------      -----------------
        Consolidated Total                                                                $ 19,956               $ 20,843
                                                                                    -----------------      -----------------
                                                                                    -----------------      -----------------

Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

5.   NET EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. No diluted loss per share information for the three months ended November 30, 1999 has been presented since potential common shares from conversion of stock options are antidilutive with respect to income from operations. Basic and diluted earnings per share for the quarters and six-months ended November 30, 1999 and 1998, respectively, are calculated as follows (in thousands, except share data):

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               NOVEMBER 30,                           NOVEMBER 30,
                                                   --------------------------------------  ------------------------------------
                                                          1999                1998               1999               1998
                                                   -------------------  -----------------  -----------------  -----------------

NET EARNINGS (LOSS)                                    $     (1,241)       $         79       $      6,039        $         84
                                                   -------------------  -----------------  -----------------  -----------------
  BASIC:
       Weighted average common shares
        outstanding used in computing
        basic net earnings per share                      5,113,919           5,114,414          5,069,957           5,143,079
                                                   -------------------  -----------------  -----------------  -----------------
   BASIC NET EARNINGS (LOSS) PER SHARE                 $      (0.24)       $       0.02       $       1.19        $       0.02
                                                   -------------------  -----------------  -----------------  -----------------
                                                   -------------------  -----------------  -----------------  -----------------
   DILUTED:
       Weighted average common shares
       outstanding                                        5,113,919           5,114,414          5,069,957           5,143,079
       Dilutive options outstanding                             -                34,118             17,417              78,682
                                                   -------------------  -----------------  -----------------  -----------------
       Shares used in computing diluted
       net earnings per share                             5,113,919           5,148,532          5,087,374           5,221,761
                                                   -------------------  -----------------  -----------------  -----------------
   DILUTED NET EARNINGS (LOSS) PER SHARE               $      (0.24)       $       0.02       $       1.19        $       0.02
                                                   -------------------  -----------------  -----------------  -----------------
                                                   -------------------  -----------------  -----------------  -----------------

6.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       NOVEMBER 30,                           NOVEMBER 30,
                                          ---------------------------------------  -----------------------------------
                                                    1999                 1998              1999                1998
                                          -------------------  ------------------  ----------------  -----------------
Net earnings (loss)                           $   (1,241)          $        79        $     6,039       $         84
Foreign currency translation                        (442)                   30               (415)              (407)
                                          -------------------  ------------------  ----------------  -----------------
Comprehensive income (loss)                   $   (1,683)          $       109        $     5,624       $       (323)
                                          -------------------  ------------------  ----------------  -----------------
                                          -------------------  ------------------  ----------------  -----------------

Accumulated other comprehensive income (loss), net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                          NOVEMBER 30,                 MAY 31,
                                                              1999                      1999
                                                     ------------------------  ------------------------
Foreign currency translation                              $          (948)          $          (533)
Minimum pension liability                                          (2,381)                   (2,381)
                                                     ------------------------  ------------------------

Accumulated other comprehensive loss                      $        (3,329)          $        (2,914)
                                                     ------------------------  ------------------------
                                                     ------------------------  ------------------------

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

7.   STOCK REPURCHASE

     During the three and six months ended November 30, 1999, the Company repurchased 30,000 and 33,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $196,000 and $218,000, respectively. As of November 30, 1999, the Company intends to repurchase an additional 266,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

8.   LEVERAGED STOCK PURCHASE PLAN

     In October 1999, the Company implemented a Stock Purchase and Stock Bonus Plan (Plan) with certain executive officers and key employees of the Company. The Plan allows an employee to borrow funds from the Company to acquire a specified number of common shares. An equivalent number of shares of common stock was also granted to each individual. The stock grant vests after three years. All of the certificates are held by the Company as collateral against the note receivable. The note and accrued interest will be forgiven after three years, if the employee continues employment with the Company during that period. The Company used 215,000 shares of Treasury Stock to implement the Plan. The note receivable and deferred compensation related to the stock grant are offset in Stockholders' Equity.

9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement will be effective for all annual and interim periods beginning after June 15, 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

10.  EVENTS SUBSEQUENT TO NOVEMBER 30, 1999

     Effective October 5, 1999, the Company announced a definitive agreement to sell its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The agreement was finalized on December 8, 1999 and will close effective February 15, 2000, subject to satisfaction of standard closing conditions. The gross sales price is $18 million and will result in a gain for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

     On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In the second quarter of fiscal year 2000, the Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $435,000 in the first quarter of fiscal year 2000.

     Effective October 5, 1999, the Company announced a definitive agreement to sell its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The agreement was finalized on December 8, 1999 and will close effective February 15, 2000, subject to satisfaction of standard closing conditions. The gross sales price is $18 million and will result in a gain for the Company.

     At November 30, 1999 the Company had cash and short-term investments of $6.8 million, a decrease of $3.1 million from the $9.9 million at May 31, 1999. The decrease in cash resulted from operating losses, tax payments, capital expenditures, repayment of debt, repurchase of stock and dividends paid. The Company's working capital position at November 30, 1999 was $31.9 million as compared with $27.0 million at May 31, 1999. The current ratio of
2.6 at November 30, 1999 was higher than the current ratio of 2.1 reported for May 31, 1999. The increase in working capital and current ratio is the result of the sale of the Field Service Group. Accounts receivable increased $1.1 million from $26.4 million on May 31, 1999 to $27.5 million on November 30, 1999. As part of the sale of the Field Service Group, the accounts receivable related to that operation as of the date of the sale of $4.0 million were retained by the Company and collection of these receivables is the Company's responsibility. As of November 30, 1999 $3.3 million of that balance had been collected. Accounts receivable increased $2.5 million due to product shipments associated with professional services projects which cannot be fully collected until the services are complete. Inventories at November 30, 1999 were $7.5 million as compared to $8.8 million at May 31, 1999. The decrease in inventory levels is due to Field Service inventories which were included in the sale.

     In order for the Company to obtain consent for the sale of the Field Service Group from one of its lenders, the Company chose to place a portion of the cash payment received from the sale in a restricted bank account and pledge the funds as collateral for the existing loan. The funds are classified as other current assets and other non-current assets based on classification of the collateralized debt. Other current assets increased $4.2 million from $6.2 million at May

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

31, 1999 to $10.4 million at November 30, 1999 and other non-current assets increased $1.9 million from $1.2 million at May 31, 1999 to $3.1 million at November 30, 1999 primarily due to the collateralization.

     Current liabilities decreased $4.0 million from $24.4 million at May 31, 1999 to $20.4 million at November 30, 1999. Significant transactions which affect current liabilities include the transfer of deferred revenue to Bell & Howell of $5.4 million as a result of the sale of the Field Service Group. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

     Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments, were $0.4 million and $0.9 million for the three months and six months ended November 30, 1999. Capital expenditures to support operations for fiscal 2000 are expected to total approximately $3.0 million, which includes approximately $1.0 million to relocate the Company's headquarters.

     At November 30, 1999, the Company had $6.6 million of debt outstanding which bears interest at rates ranging from 6.9% to 8.7%. For the six months ended November 30, 1999, the Company made $0.8 million in scheduled debt repayments.

     In July 1999, the Company approved a new authorization to repurchase up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization is effective until July 2000. During the three and six months ended November 30, 1999, the Company repurchased 30,000 and 33,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $196,000 and $218,000, respectively. As of November 30, 1999, the Company intends to repurchase the remaining 266,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

     For the six month period ended November 30, 1999 and 1998, the Company paid cash dividends of $511,000 and $513,000, respectively.

     The Company has an unsecured revolving line of credit of $15 million with a bank which expires on October 31, 2000. The credit line does not require compensating balances and there were no borrowings outstanding under the line of credit at November 30, 1999. Effective January 29, 1999, the Company entered into a master lease agreement with a technology equipment leasing company for a total lease line of $0.5 million. As of November 30, 1999, the Company utilized the line to lease computer equipment with a cost of $0.1 million. The lease is classified as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     For comparative purposes, the following unaudited pro forma consolidated condensed statement of operations for the three and six months ended November 30, 1998 is presented as if the sale of the Field Service Group had occurred on June 1, 1998.

                                TAB PRODUCTS CO.
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED NOVEMBER 30, 1998
                                                                  ---------------------------------------------------------
                                                                                            PRO FORMA
                                                                        HISTORICAL         ADJUSTMENTS        PRO FORMA
                                                                    -------------------  -----------------  ---------------
REVENUES                                                                $      38,631       $     (3,703)     $     34,928
                                                                    -------------------  -----------------  ---------------
COSTS AND EXPENSES:
    Cost of revenues                                                           24,221             (3,352)           20,869
    Selling, general and administrative                                        13,927                               13,927
    Research and development                                                      206                                  206
                                                                    -------------------  -----------------  ---------------

       TOTAL COSTS AND EXPENSES                                                38,354             (3,352)           35,002
                                                                    -------------------  -----------------  ---------------

       OPERATING INCOME (LOSS)                                                    277               (351)              (74)

Interest, net, and other                                                         (133)                                (133)
                                                                    -------------------  -----------------  ---------------

       EARNINGS (LOSS) BEFORE INCOME TAXES                                        144               (351)             (207)

Provision (benefit) for income taxes                                               65               (147)              (82)
                                                                    -------------------  -----------------  ---------------

       NET EARNINGS (LOSS)                                              $          79       $       (204)     $       (125)
                                                                    -------------------  -----------------  ---------------
                                                                    -------------------  -----------------  ---------------

                                                                             SIX MONTHS ENDED NOVEMBER 30, 1998
                                                                  ---------------------------------------------------------
                                                                                            PRO FORMA
                                                                        HISTORICAL         ADJUSTMENTS        PRO FORMA
                                                                    -------------------  -----------------  ---------------
REVENUES                                                                $      76,075       $     (7,181)     $     68,894
                                                                    -------------------  -----------------  ---------------
COSTS AND EXPENSES:
    Cost of revenues                                                           48,098             (6,592)           41,506
    Selling, general and administrative                                        27,091                               27,091
    Research and development                                                      462                                  462
                                                                    -------------------  -----------------  ---------------

       TOTAL COSTS AND EXPENSES                                                75,651             (6,592)           69,059
                                                                    -------------------  -----------------  ---------------

       OPERATING INCOME (LOSS)                                                    424               (589)             (165)

Interest, net, and other                                                         (271)                                (271)
                                                                    -------------------  -----------------  ---------------

       EARNINGS (LOSS) BEFORE INCOME TAXES                                        153               (589)             (436)

Provision (benefit) for income taxes                                               69               (247)             (178)
                                                                    -------------------  -----------------  ---------------
       NET EARNINGS (LOSS)                                              $          84       $       (342)      $      (258)
                                                                    -------------------  -----------------  ---------------
                                                                    -------------------  -----------------  ---------------

Certain amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES for the second quarter of fiscal 2000 amounted to $31.2 million, down $3.7 million or 10.6% from the $34.9 million pro forma revenue reported in the second quarter of fiscal 1999. Revenues for the six months ended November 30, 1999 were $63.2 million, down $5.7 million or 8.3% from pro forma revenues of $68.9 million reported in the first six months of the prior fiscal year. The Company experienced lower sales in manufactured products through its Branch channel. Sales from international operations were lower by $1.6 million, primarily in Europe.

BACKLOG of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 to 60 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period and a resultant increase in backlog which is reflected in a lengthening order to revenue period. The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at
 .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the first six months of fiscal 2000 improved to 1.13:1.0, but the carry-over effect of the lower third and fourth quarter order volumes impacted the first and second quarter revenues and profitability.

COST OF REVENUE, as a percentage of revenues, was 59.5% for the second quarter of fiscal 2000 as compared to the 59.8% pro forma cost of revenue reported in the second quarter of fiscal 1999. Cost of revenues for the second quarter was $18.6 million as compared to the $20.9 million pro forma amount reported in the comparable quarter of fiscal 1999. For the six months ended November 30, 1999 cost of revenues was 59.8% as compared to 60.3% pro forma cost of revenue in the first six months of the prior fiscal year. The decrease in cost of revenues as a percentage of revenue was primarily due to sales mix.

OPERATING EXPENSES were $14.8 million or 47.4% of total revenues for the second quarter of fiscal 2000 as compared to $14.1 million or 40.5% of total pro forma revenues for the second quarter of fiscal 1999. For the six months ended November 30, 1999, operating expenses were $28.6 million or 45.3% of total revenues as compared to $27.6 million or 40.0% of total pro forma revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by increased sales compensation programs and strategic corporate finance expenses.

INTEREST, NET, AND OTHER was $16,000 in net income in the second quarter of fiscal 2000 as compared to $133,000 in net expense in the second quarter of fiscal 1999. For the six months ended November 30, 1999 interest, net, and other was $127,000 as compared to $271,000 in the prior fiscal year. The increase for the three and six months ended November 30, 1999 was primarily due to interest earned on the cash proceeds from the Field Service Group sale and reduction of interest expense due to scheduled principle repayments.

NET LOSS PER SHARE for the three months ended November 30, 1999 was $0.24 for both basic and diluted shares compared to a pro forma loss per share of $0.02 for both basic and diluted shares for the three months ended November 30, 1998. For the six months ended November 30, 1999 and 1998, equivalent earnings per share were $1.19 and $0.05 loss, respectively, for both basic and diluted shares.

EVENTS SUBSEQUENT TO NOVEMBER 30, 1999

     Effective October 5, 1999, the Company announced a definitive agreement to sell its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The agreement was finalized on December 8, 1999 and will close effective February 15, 2000. The gross sales price is $18 million and will result in a gain for the Company.

     Due to the implementation of its Year 2000 compliance program, the Company to date has not experienced any significant disruptions to its operations. Additionally, the Company to date has no reported issues with its products which could be affected by Year 2000. The Company believes that any worst case Year 2000 problems could still arise and such problems would probably relate to the systems of third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. Under SFAS No. 133, entities are required to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. This statement will be effective for all annual and interim periods beginning after June 15, 2000. The effect of adopting the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

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

     In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on existing and designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. Approximately 98% of the current independent distributors signed the revised contract. The signed distributors represent approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of dealers in Branch territories to focus on small to mid-size customers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS ENVIRONMENT AND RISK FACTORS (CONTINUED)

     THE TREND TOWARD DIGITAL TECHNOLOGIES

     Recent market research indicates there may be an accelerated move to digital technologies, such as imaging, by large paper intensive organizations. This trend could weaken demand for our paper-based records management supplies and records storage products. If we fail to match the changing market with new document management products and services in the digital arena, our business and prospects could be materially adversely affected.

     FLUCTUATIONS IN OPERATING RESULTS

     Factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products and services, changes in the channels through which the Company's products and services are distributed, timing of new product announcements and introductions by the Company and its competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, the ability of the Company to achieve manufacturing volumes with its new and existing products, exchange rate fluctuations, a change in the Company's effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins. Period to period comparisons of our operating results and gross margins may not be meaningful and you should not rely on them as an indication of future performance.

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

     DEPENDENCE ON SOLE SOURCE SUPPLIERS

     The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments.

     NEW PROCESSES AND PRODUCTS AND MANUFACTURING VOLUMES

     On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In the second quarter of fiscal year 2000, the Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS ENVIRONMENT AND RISK FACTORS (CONTINUED)

     BACKLOG

     The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 to 60 days and revenue is generally recognized upon product shipment. The shift in the branch channel sales strategy to seek projects with large customers has created a lengthening order-to-execution period. Additionally, the professional services component of project sales is recognized as revenue when the project is completed resulting in a longer order-to-revenue cycle. Due to this shift in Branch sales strategy the Company may experience the need for additional working capital to support the longer order-to-collection cycle being experienced.

     The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at
 .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the first half of fiscal 2000 improved to 1.13:1.0; however, the carry-over effect of the lower third and fourth quarter order volumes impacted the first half of fiscal 2000 revenues and profitability. Orders from the independent distributor channel have begun to rebound with 98% of the dealers signing the new dealer agreement. We cannot assure that the Company's book-to-bill ratio will continue at this rate.

     GOVERNMENT SALES

     Government revenues primarily expose the Company to risks from reductions in budget allocations to support regulation and administrative offices. The current reinventing government initiative opens opportunities to help the government streamline workflow processes, reduce paperwork and increase customer service which may provide short-term opportunities for the Company. However, the long-term effect of a government initiative to streamline processes could negatively impact the Company's revenue.

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

     EURO CONVERSION

     In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the existing currency being completely removed from circulation on July 1, 2002. The timing of phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records. Management believes the introduction of the Euro and the phasing out of the other currencies will not have a material impact on the Company's Consolidated Condensed Financial Statements.

     RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for approximately 21% and 23%, respectively, of the Company's total revenues in the second quarter of fiscal years 2000 and 1999. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $4.3 million as of November 30, 1999. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at November 30, 1999, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

     The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Canadian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Canadian dollars or other currencies. Based on the intercompany balance of $1.0 million at November 30, 1999, a hypothetical 10% adverse change in Canadian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The company held its annual meeting of stockholders on October 7, 1999.

         (b) All of management's nominees as listed in the proxy statement were elected.

         (c)      The votes for each Director are indicated below:

                       Director                      For                 Withheld Authority
                  --------------------       --------------------     --------------------------
                  R. R. Augsburger                4,305,382                  249,278
                  K. S. Hanson                    4,477,742                    76,918
                  P. C. Kantz                     4,456,412                    98,248
                  J. K. Myers                     4,479,918                    74,742
                  H. A. Wolf                      4,316,525                   238,135

         (d) The company's appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending May 31, 2000 was approved. The vote is indicated below:

                  For                             4,443,000
                  Against                            65,051
                  Abstain                            46,609
                  Non-Vote                                0

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

         (a)      10.1     Form of Tab Products Co. Stock Purchase Agreement relating to the Leveraged Stock Purchase Program between the Company and certain executive officers and key employees (1)

                  10.2     Bank of America Amendment No. 3 dated September 24, 1999 to
                           Business Loan Agreement dated November 1, 1998

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None


         ---------------------------------
         (1)  Compensatory Plan or Arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TAB PRODUCTS CO.
                                              (Registrant)



Date:    January 14, 2000                  /s/ David J. Davis
                                        ---------------------------------------
                                        David J. Davis, Senior Vice
                                        President, Operations and Chief
                                        Financial Officer



Date:    January 14, 2000                  /s/ William R. Kinzie
                                        ---------------------------------------
                                        William R. Kinzie, Corporate
                                        Controller and Chief Accounting
                                        Officer