Form 10-Q
period 2000-02-29
TAB PRODUCTS CO
filed 2000-04-14
CIK 96116

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

     [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarter period ended February 29, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 29, 2000 - 5,207,089.

This report, including all exhibits and attachments, contains 22 pages.

                                TAB PRODUCTS CO.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                               PAGE NO.
ITEM 1       FINANCIAL STATEMENTS:

             Consolidated Condensed Balance Sheets
             February 29, 2000 and May 31, 1999                                                      3

             Consolidated Condensed Statements of Earnings
             Three months and Nine months ended February 29,
             2000 and February 28, 1999                                                              4

             Consolidated Condensed Statements of Cash Flows Nine months
             ended February 29, 2000 and February 28, 1999                                           5

             Supplemental Financial Data - Notes                                                     6

ITEM 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                    10

ITEM 3       Quantitative and Qualitative Disclosure About
             Market Risks                                                                           18

                           PART II. OTHER INFORMATION


ITEM 6       Exhibits                                                                               19

             Signatures                                                                             20


                               TAB PRODUCTS CO.
                     CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                                               FEBRUARY 29,                 MAY 31,
                                                                                   2000                      1999
                                                                          ------------------------  ------------------------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $       18,819            $         6,972
      Short-term investments                                                               3,574                      2,941
      Restricted cash                                                                      6,000                        -
      Accounts receivable, less allowances of
         $1,043 and $936 for doubtful accounts                                             26,851                    26,397
      Inventories                                                                           7,367                     8,834

      Prepaid income taxes and other expenses                                               6,010                     6,210
                                                                          ------------------------  ------------------------
              TOTAL CURRENT ASSETS                                                         68,621                    51,354
                                                                          ------------------------  ------------------------


Property, plant and equipment, net of accumulated depreciation of
   $31,575 and $43,339                                                                    11,349                     19,642
Goodwill, net                                                                              3,004                      3,131
Other assets                                                                               1,173                      1,201
                                                                          ------------------------  ------------------------
TOTAL ASSETS                                                                       $      84,147            $        75,328
                                                                          ========================  ========================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                              $        5,750            $         3,437
   Accounts payable                                                                        8,926                      7,648
   Compensation payable                                                                    2,509                      2,086
   Other accrued liabilities                                                              10,175                     11,221
                                                                          ------------------------  ------------------------
                     TOTAL CURRENT LIABILITIES                                            27,360                     24,392
                                                                          ------------------------  ------------------------
Long-term debt                                                                               -                       3,953
                                                                          ------------------------  ------------------------
Deferred taxes and other non-current liabilities                                           3,686                      3,855
                                                                          ------------------------  ------------------------


STOCKHOLDERS' EQUITY:
   PREFERRED STOCK: $.01 par value, authorized
   500,000 shares, issued-none                                                              -                          -
   COMMON STOCK: $.01 par value, authorized
   25,000,000 shares, issued-February 2000-
       7,611,116 shares and May 1999-7,606,116 shares                                      76                            76

   Additional paid-in capital                                                           15,286                       15,255
   Deferred compensation                                                                (1,374)                      -
   Retained earnings                                                                    73,808                       63,031
   TREASURY STOCK: February 2000-2,404,027 shares
   and May 1999-2,578,427 shares                                                       (31,164)                     (32,320)
   Accumulated other comprehensive loss                                                 (3,531)                      (2,914)
                                                                          ------------------------  ------------------------
                      TOTAL STOCKHOLDERS' EQUITY                                        53,101                       43,128
                                                                          ------------------------  ------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $        84,147             $         75,328
                                                                          ========================  ========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         February 29,        February 28,       February 29,       February 28,
                                                             2000                1999               2000               1999
                                                      -------------------  ------------------  ----------------  -----------------

REVENUES                                                     $   32,727          $   40,061         $  95,922        $  116,136
                                                      -------------------  ------------------  ----------------  -----------------

COSTS AND EXPENSES:
    Cost of revenues                                             20,169              24,690            57,974            72,788

    Selling, general and administrative                          15,087              14,215            43,335            41,306

    Research and development                                        237                 257               634               719

                                                      -------------------  ------------------  ----------------  -----------------
       TOTAL COSTS AND EXPENSES                                  35,493              39,162           101,943            114,813
                                                      -------------------  ------------------  ----------------  -----------------

       OPERATING INCOME (LOSS)                                  (2,766)                 899            (6,021)            1,323

Gain on sale of Field Service Group                                 -                   -              13,794                -
Gain on sale of Palo Alto facilities                             12,623                                12,623                -
Interest, net, and other                                             85                (288)              (42)             (559)
                                                      -------------------  ------------------  ----------------  -----------------
       Earnings before income taxes                               9,942                 611            20,354               764


Provision for income taxes                                        4,432                 331             8,805               400


                                                      -------------------  ------------------  ----------------  -----------------

       NET EARNINGS                                           $   5,510           $     280        $   11,549           $   364
                                                      ===================  ==================  ================  =================

Basic net earnings per share                                  $    1.06           $    0.06         $    2.26          $   0.07
                                                      ===================  ==================  ================  =================

Shares used in computing basic
 net earnings per share                                       5,212,199           5,045,127         5,117,198         5,110,787
                                                      ===================  ==================  ================  =================

Diluted net earnings per share                                $    1.06           $    0.06          $   2.25          $   0.07
                                                      ===================  ==================  ================  =================

Shares used in computing diluted
 net earnings per share                                       5,215,060           5,047,150         5,124,806         5,158,251
                                                      ===================  ==================  ================  =================



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)


                                                                                                 NINE MONTHS ENDED
                                                                                         FEBRUARY 29,         FEBRUARY 28,
                                                                                             2000                 1999
                                                                                        -----------------   -----------------

OPERATING ACTIVITIES:

  Net earnings                                                                                $ 11,549                 $364
     Adjustments to Reconcile Net Earnings to Net Cash
        Provided (Required) by Operating Activities:
     Depreciation and amortization                                                               3,160                3,839
     Gain on sale of Field Service Group                                                       (13,794)                 -
     Gain on sale of headquarters facilities                                                   (12,623)                 -
     Changes in operating assets and liabilities:
                    Accounts receivable                                                           (394)              (3,447)
                    Inventories                                                                   (759)               1,601
                    Prepaid income taxes and other expenses                                       (484)                 261
                    Other assets                                                                  (391)                 188
                    Accounts payable                                                             1,071                  676
                    Compensation payable                                                           359               (2,138)
                    Other accrued liabilities                                                    3,782                1,356
                                                                                        -----------------   -----------------
NET CASH PROVIDED (REQUIRED) BY OPERATING ACTIVITIES                                            (8,524)               2,700
                                                                                        -----------------   -----------------

INVESTING ACTIVITIES:

     Sale of Field Service Group                                                                13,405                  -
     Sale of headquarters facilities                                                            17,505                -
     Purchase of property, plant and equipment, net                                             (1,172)              (3,899)
     Purchases of short-term investments                                                        (4,661)              (4,464)
     Sales of short-term investments                                                             4,028                6,383
                                                                                        -----------------   -----------------
NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES                                            29,105                (1,980)
                                                                                        -----------------   -----------------

FINANCING ACTIVITIES:

     Repayment of long-term debt                                                                (1,664)                (859)
     Cash restricted to collateralize loan                                                      (6,000)                 -
     Proceeds from issuance of common stock                                                         31                  25
     Repurchase of Treasury Stock                                                                 (218)                (955)
     Dividends paid                                                                               (772)                (764)
                                                                                        -----------------   -----------------
NET CASH REQUIRED BY FINANCING ACTIVITIES                                                       (8,623)              (2,553)
                                                                                        -----------------   -----------------

Effect of exchange rate changes on cash                                                           (111)                 344
                                                                                        -----------------   -----------------

Increase (decrease) in cash and cash equivalents                                                11,847               (1,489)

Cash and cash equivalents at beginning of period                                                 6,972                7,199
                                                                                        -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      18,819             $  5,710
                                                                                        =================   =================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.

                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.   BASIS OF PRESENTATION

    The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-K for the fiscal year ended May 31, 1999. The results of operations for the nine-month period ended February 29, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2000. The May 31, 1999 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified to conform to the current year presentation.

2.   RESTRICTED CASH

Effective as of June 1, 1999, the Company sold its Field Service Group to Bell & Howell. In order for the Company to obtain consent for the sale from one of its lenders, the Company placed a portion of the cash payment received from Bell & Howell in a restricted bank account and pledged the funds as collateral for the existing loan and associated fees. The entire outstanding debt collateralized by the restricted cash was repaid on March 27, 2000.


3.   INVENTORY

     Inventories consisted of the following (in thousands):

                                                                FEBRUARY 29, 2000            MAY 31, 1999
                                                             ------------------------   -----------------------
         Finished goods                                           $      2,453          $       2,415
         Work in process                                                   255                  2,538
         Raw materials                                                   4,659                  3,881
                                                             ========================   =======================
                                                                  $      7,367          $       8,834
                                                             ========================   =======================


4.   DIVIDENDS

      Dividends declared for the nine month periods ended February 29, 2000 and February 28, 1999 were as follows:

         RECORD DATE                    SHARES OUTSTANDING         DIVIDEND PER SHARE
         -----------                    ------------------         ------------------
         Fiscal 2000:
          August 25, 1999                   5,024,589                     $   .05
          November 24, 1999                 5,214,589                     $   .05
          February 25, 2000                 5,207,089                     $   .05

         Fiscal 1999:
           August 25, 1998                  5,171,514                     $   .05
           November 25, 1998                5,084,889                     $   .05
           February 25, 1999                5,027,689                     $   .05


TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)


5.   SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The President and Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include the United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Chief Executive Officer. Within the United States, the Vice Presidents of Operations, Marketing and Sales report directly to the Chief Executive Officer.

Information about segments:


                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           FEBRUARY 29,          FEBRUARY 28,          FEBRUARY 29,          FEBRUARY 28,
                                               2000                  1999                  2000                  1999
                                         ------------------    ------------------    -----------------     -----------------
Revenues:
        United States                          $   25,199               $32,037          $    75,695              $ 93,863
        Canada                                      5,352                 5,347               13,784                13,867
        Netherlands                                 1,434                 1,854                3,669                 5,617
        Australia                                     742                   823                2,774                 2,789
                                                 ---------              --------            ---------             ---------
        Consolidated Total                       $ 32,727               $40,061             $ 95,922              $116,136
                                                 =========              ========            =========             ========

Income (Loss) before income taxes:
        United States                             $ 9,424                $   68             $ 20,334               $   (33)
        Canada                                        292                   298                 (356)                 (238)
        Netherlands                                   335                   329                  580                 1,200
        Australia                                    (109)                  (84)                (204)                 (165)
                                                 ---------              --------            ---------             ---------
        Consolidated Total                        $ 9,942                $  611             $ 20,354                $  764
                                                  ========               =======            =========               ======

Depreciation and amortization:
        United States                         $       969               $ 1,249         $     2,811                $ 3,464
        Canada                                         35                   110                 256                    288
        Netherlands                                    14                     9                  44                     38
        Australia                                      17                    13                  49                     49
                                                 ---------              --------            ---------             ---------
        Consolidated Total                        $ 1,035               $ 1,381             $ 3,160                $ 3,839
                                                  ========            ==========            =========             ========

--------------------------------------------------------------------------------------------------------------------------

                                                                                    FEBRUARY 29, 2000         MAY 31, 1999
                                                                                    -----------------         ------------
Long-lived assets:
        United States                                                                       $ 14,384             $ 19,692
        Canada                                                                                   681                  786
        Netherlands                                                                              138                  133
        Australia                                                                                194                  232
                                                                                            ---------            ---------
        Consolidated Total                                                                  $ 15,397             $ 20,843
                                                                                            =========            ========


Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

6.       NET EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the three-months and nine-months ended February 29, 2000 and February 28, 1999, respectively, are calculated as follows (in thousands, except share data):


                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      FEBRUARY 29,        FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                                          2000                1999               2000               1999
                                                   -------------------  -----------------  -----------------  -----------------

NET EARNINGS                                            $     5,510           $     280         $   11,549          $     364
                                                   -------------------  -----------------  -----------------  -----------------


  BASIC:
              Weighted average common shares
               outstanding used in computing
               basic net earnings per share                5,212,199          5,045,127           5,117,198          5,110,787
                                                   -------------------  -----------------  -----------------  -----------------
   BASIC NET EARNINGS PER SHARE                           $    1.06          $     0.06           $    2.26         $     0.07
                                                   ===================  =================  =================  =================

   DILUTED:
              Weighted average common shares
              outstanding                                  5,212,199          5,045,127           5,117,198         5,110,787
              Dilutive options outstanding                     2,861              2,023               7,608            47,464
                                                   -------------------  -----------------  -----------------  -----------------
              Shares used in computing diluted
              net earnings per share                       5,215,060          5,047,150           5,124,806         5,158,251
                                                   -------------------  -----------------  -----------------  -----------------

   DILUTED NET EARNINGS PER SHARE                         $    1.06           $    0.06           $    2.25           $  0.07
                                                   ===================  =================  =================  =================


7.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        FEBRUARY 29,         FEBRUARY 28,       FEBRUARY 29,       FEBRUARY 28,
                                                            2000                 1999               2000               1999
                                                      -------------------  ------------------  ----------------  -----------------
   Net earnings                                           $     5,510          $        280       $   11,549       $        364
   Foreign currency translation                                  (202)                  315             (617)               (92)
                                                      -------------------  ------------------  ----------------  -----------------

       Comprehensive income                              $      5,308          $        595       $   10,932       $        272
                                                      ===================  ==================  ================  =================

Accumulated other comprehensive income (loss), net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                                               FEBRUARY 29,                 MAY 31,
                                                                                   2000                      1999
                                                                          ------------------------  ------------------------
Foreign currency translation                                              $            (1,150)      $               (533)
Minimum pension liability                                                              (2,381)                    (2,381)
                                                                          ========================  ========================

Accumulated other comprehensive loss                                      $            (3,531)      $            (2,914)
                                                                          ========================  ========================


TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

8.   STOCK REPURCHASE

     During the nine months ended February 29, 2000, the Company repurchased 33,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $218,000. There were no repurchases for the three months ended February 29, 2000. As of February 29, 2000, the Company has an open authorization to repurchase an additional 266,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

9.   LEVERAGED STOCK PURCHASE PLAN

     In October 1999, the Company implemented a Stock Purchase and Stock Bonus Plan (Plan) with certain executive officers and key employees of the Company. The Plan allows an employee to borrow funds from the Company to acquire a specified number of common shares. An equivalent number of shares of common stock was also granted to each individual. The stock grant vests after three years. All of the certificates are held by the Company as collateral against the note receivable. The note and accrued interest will be forgiven after three years, if the employee continues employment with the Company during that period. The Company used 207,500 shares of Treasury Stock to implement the Plan. The note receivable and deferred compensation related to the stock grant are offset in Stockholders' Equity.

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

11.  EVENTS SUBSEQUENT TO FEBRUARY 29, 2000

     On March 7, 2000, the Company signed a definitive asset purchase agreement with Docucon, Inc. under which the Company will purchase certain operating assets and liabilities of Docucon for approximately $3.0 million cash and the assumption of approximately $2.3 million in certain liabilities. The Company had previously announced the signing of a letter of intent with Docucon on January 26, 2000. The transaction is subject to approval of Docucon shareholders and certain other customary closing conditions. Under the definitive asset purchase agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing.

     On March 20, 2000 the Company made a regularly scheduled debt payment of $2.5 million which had previously been collateralized.

     On March 27, 2000, the Company repaid the remaining outstanding debt of $3.3 million which had previously been collateralized. As a result of the repayment, $2.6 million of the debt was reclassified as current portion of long-term debt as of February 29, 2000. The restricted cash that collateralized the debt was used to pay both loan payments.

     Effective April 11, 2000, the Company has revised the terms of its revolving line of credit. The facility has been reduced from $15.0 million to $5.0 million and covenants modified.

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

       On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The gross sales price was $18 million and resulted in a pre-tax gain of $12.6 million for the Company.

At February 29, 2000 the Company had unrestricted cash and short-term investments of $22.4 million, an increase of $12.5 million from the $9.9 million at May 31, 1999. The increase in cash resulted from the sale of the headquarters buildings, operating losses, tax payments, capital expenditures, repayment of debt, repurchase of stock and dividends paid. The Company's working capital position at February 29, 2000 was $41.3 million as compared with $27.0 million at May 31, 1999. The current ratio of 2.5 at February 29, 2000 was higher than the current ratio of 2.1 reported for May 31, 1999. The increase in working capital and current ratio is the result of the sale of the Field Service Group and the sale of the corporate headquarters buildings and associated land leases. Accounts receivable increased $0.5 million from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


$26.4 million on May 31, 1999 to $26.9 million on February 29, 2000. As part of the sale of the Field Service Group, the accounts receivable related to that operation as of the date of the sale of $4.0 million were retained by the Company and collection of these receivables is the Company's responsibility. As of February 29, 2000 $3.6 million of that balance had been collected. Accounts receivable increased $4.1 million due to product shipments associated with professional services projects which cannot be fully collected until the services are complete. Inventories at February 29, 2000 were $7.4 million as compared to $8.8 million at May 31, 1999. The decrease in inventory levels is due to the elimination of Field Service inventories which were included in the sale.

       In order for the Company to obtain consent for the sale of the Field Service Group from one of its lenders, the Company chose to place a portion of the cash payment received from the sale in a restricted bank account and pledge the funds as collateral for the existing loan. The funds are classified as restricted cash. In March 2000, the Company repaid debt of $5.8 million which had previously been collateralized. Other current assets decreased $0.2 million from $6.2 million at May 31, 1999 to $6.0 million at February 29, 2000 and other non-current assets remained unchanged at $1.2 million at February 29, 2000.

       Current liabilities increased $3.0 million from $24.4 million at May 31, 1999 to $27.4 million at February 29, 2000. Significant transactions which affect current liabilities include the transfer of deferred revenue to Bell & Howell of $5.4 million as a result of the sale of the Field Service Group, reclassification of $2.6 million of long-term debt to current as the result of the repayment in March 2000, and an increase in taxes payable of $2.9 million primarily related to the sale of the headquarters facilities. Management believes that the Company's cash and cash equivalents, available credit facilities and operational cash flow will adequately finance anticipated growth, capital expenditures and debt obligations for the foreseeable future.

       Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments, were $0.3 million and $1.2 million for the three months and nine months ended February 29, 2000. Capital expenditures to support operations for fiscal 2000 are expected to total approximately $2.0 million, which includes approximately $0.5 million to relocate the Company's headquarters.


       At February 29, 2000, the Company had $5.8 million of debt outstanding which bears interest at rates ranging from 6.9% to 8.7%. For the nine months ended February 29, 2000, the Company made $0.8 million in scheduled debt repayments and $0.8 million in debt repayments related to the sale of the headquarters facilities.


       In July 1999, the Company approved a new authorization to repurchase up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization is effective until July 2000. During the nine months ended February 29, 2000, the Company repurchased 33,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $218,000. There were no repurchases for the three months ended February 29, 2000. As of February 29, 2000, the Company has an open authorization to repurchase an additional 266,900 shares in the future to the extent such purchases are consistent with the Company's investment objectives.

       For the nine month period ended February 29, 2000 and February 28, 1999, the Company paid cash dividends of $772,000 and $764,000, respectively.

       As of February 29, 2000, the Company had an unsecured revolving line of credit of $15 million with a bank. The credit line does not require compensating balances and there were no borrowings outstanding under the line of credit at February 29, 2000. Effective April 11, 2000, the Company has revised the terms of its revolving line of credit. The facility has been reset at $5.0 million and covenants modified.

       Effective January 29, 1999, the Company entered into a master lease agreement with a technology equipment leasing company for a total lease line of $0.5 million. As of February 29, 2000, the Company utilized the line to lease computer equipment with a cost of $0.2 million. The lease is classified as an operating lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

       For comparative purposes, the following unaudited pro forma consolidated condensed statement of operations for the three and nine months ended February 28, 1999 is presented as if the sale of the Field Service Group had occurred on June 1, 1998.

                                TAB PRODUCTS CO.
             PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED FEBRUARY 28, 1999
                                                                  ---------------------------------------------------------
                                                                                            PRO FORMA
                                                                        HISTORICAL         ADJUSTMENTS        PRO FORMA
                                                                  ---------------------------------------------------------

REVENUES                                                             $         40,061        $ (3,703)      $     36,358
                                                                    -------------------  -----------------  ---------------
COSTS AND EXPENSES:
    Cost of revenues                                                           24,690          (3,263)            21,427
    Selling, general and administrative                                        14,215                             14,215
    Research and development                                                      257                                257
                                                                  ---------------------------------------------------------
       TOTAL COSTS AND EXPENSES                                                39,162          (3,263)            35,899
                                                                  -------------------  -----------------  -----------------

       OPERATING INCOME                                                           899            (440)               459
Interest, net, and other                                                         (288)                              (288)
                                                                  -------------------  -----------------  -----------------
       EARNINGS BEFORE INCOME TAXES                                               611            (440)               171

Provision for income taxes                                                        331            (185)               146
                                                                    -------------------  -----------------  ---------------
       NET EARNINGS                                                  $            280          $ (255)         $      25
                                                                    ===================  =================  ===============

                                                                            NINE MONTHS ENDED FEBRUARY 28, 1999
                                                                  ---------------------------------------------------------
                                                                                            PRO FORMA
                                                                        HISTORICAL         ADJUSTMENTS        PRO FORMA
                                                                  ---------------------------------------------------------

REVENUES                                                             $        116,136     $   (10,884)        $  105,252
                                                                    -------------------  -----------------  ---------------
COSTS AND EXPENSES:
    Cost of revenues                                                           72,788          (9,855)            62,933

    Selling, general and administrative                                        41,306                             41,306
    Research and development                                                      719                                719
                                                                    -------------------  -----------------  ---------------
       TOTAL COSTS AND EXPENSES                                               114,813          (9,855)           104,958
                                                                    -------------------  -----------------  ---------------

       OPERATING INCOME                                                        1,323            (1,029)              294

Interest, net, and other                                                        (559)                               (559)
                                                                    -------------------  -----------------  ---------------
       EARNINGS (LOSS) BEFORE INCOME TAXES                                       764            (1,029)             (265)


Provision (benefit) for income taxes                                             400              (432)              (32)
                                                                    -------------------  -----------------  ---------------
       NET EARNINGS (LOSS)                                           $           364      $       (597)       $     (233)
                                                                    ===================  =================  ===============



Certain amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REVENUES for the third quarter of fiscal 2000 amounted to $32.7 million, down $3.7 million or 10.2% from the $36.4 million pro forma revenue reported in the third quarter of fiscal 1999. Revenues for the nine months ended February 29, 2000 were $95.9 million, down $9.4 million or 8.9% from pro forma revenues of $105.3 million reported in the first nine months of the prior fiscal year. The Company experienced a decline in sales of domestic manufactured products only partially offset by increased revenue for professional services, imaging and technology products. The Company's international operations also experienced decreased revenues primarily as a result of changes in distribution in the European operations.

BACKLOG of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 to 60 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthening order-to-execution period and a resultant increase in backlog which is reflected in a lengthening order to revenue period. The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the first nine months of fiscal 2000 improved to 1.11:1.0, but the carry-over effect of the lower third and fourth quarter order volumes and the longer order to revenue cycle impacted revenues and profitability in fiscal 2000.

COST OF REVENUE, as a percentage of revenues, was 61.6% for the third quarter of fiscal 2000 as compared to the 58.9% pro forma cost of revenue reported in the third quarter of fiscal 1999. Cost of revenues for the third quarter was $20.2 million as compared to the $21.4 million pro forma amount reported in the comparable quarter of fiscal 1999. For the nine months ended February 29, 2000, cost of revenues, as a percentage of revenues, was 60.4% as compared to 59.8% pro forma cost of revenue in the first nine months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue was primarily due to unfavorable manufacturing variances due to lower volume on manufactured products and higher shipping and handling costs.

OPERATING EXPENSES were $15.3 million or 46.8% of total revenues for the third quarter of fiscal 2000 as compared to $14.5 million or 39.8% of total pro forma revenues for the third quarter of fiscal 1999. For the nine months ended February 29, 2000, operating expenses were $44.0 million or 45.8% of total revenues as compared to $42.0 million or 39.9% of total pro forma revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by increased sales compensation programs and strategic corporate finance expenses.

INTEREST, NET, AND OTHER was $85,000 in net income in the third quarter of fiscal 2000 as compared to $288,000 in net expense in the third quarter of fiscal 1999. For the nine months ended February 29, 2000 interest, net, and other was $42,000 as compared to $559,000 in net expense for the prior fiscal year. The change for the three and nine months ended February 29, 2000 was primarily due to interest earned on the cash proceeds from the Field Service Group sale and reduction of interest expense due to scheduled principal repayments.

NET INCOME PER SHARE for the three months ended February 29, 2000 was $1.06 for both basic and diluted shares compared to a pro forma income per share of $0.01 for both basic and diluted shares for the three months ended February 28, 1999. For the nine months ended February 29, 2000, earnings per share were $2.26 for basic and $2.25 for diluted shares compared to a pro forma loss per share of $0.04 for both basic and diluted shares for the nine months ended February 28, 1999.

EVENTS SUBSEQUENT TO FEBRUARY 29, 2000

       On March 7, 2000, the Company signed a definitive asset purchase agreement with Docucon, Inc. under which the Company will purchase certain operating assets and liabilities of Docucon for approximately $3.0 million cash and the assumption of approximately $2.3 million in certain liabilities. The Company had previously announced the signing of a letter of intent with Docucon on January 26, 2000. The transaction is subject to approval of Docucon shareholders and certain other customary closing conditions. Under the definitive asset purchase agreement, a portion of the cash consideration and all of the liabilities assumed in the transaction are variable and are based on the book value of specific operating assets acquired and liabilities assumed, respectively, on the date of Closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       On March 20, 2000, the Company made a regularly scheduled debt payment of $2.5 million which had previously been collateralized.

       On March 27, 2000, the Company repaid debt of $3.3 million which had previously been collateralized. As a result of the repayment, $2.6 million of the debt was reclassified as current portion of long-term debt as of February 29, 2000. The restricted cash that collateralized the debt was used to pay the loan.

       Effective April 11, 2000, the Company has revised the terms of its revolving line of credit. The facility has been reduced from $15.0 million to $5.0 million and covenants modified.

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

       In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. Approximately 98% of the independent distributors signed the revised contract. The signed distributors represent approximately 99% of the total sales for this channel. The Company is currently expanding its indirect distribution with the addition of dealers in Branch territories to focus on small to mid-size customers. As of April 10, 2000, the Company has 80 independent distributors, up from 61 at the beginning of fiscal 2000.

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

       NEW PROCESSES AND PRODUCTS AND MANUFACTURING VOLUMES (CONTINUED)

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

       The Company's order booking to invoice ratio ("book-to-bill") in the third and fourth quarters of fiscal year 1999 were below previous quarters at
 .84:1.0 resulting in declining backlog and product shipments. The book-to-bill ratio in the nine months ended February 29, 2000 improved to 1.11:1.0; however, the carry-over effect of the lower third and fourth quarter order volumes and the longer order to revenue cycle impacted revenues and profitability. Orders from the independent distributor channel have rebounded with 98% of the dealers signing the new dealer agreement. The Company cannot assure that it's book-to-bill ratio will continue at this rate.

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

       RISKS ASSOCIATED WITH INTERNATIONAL SALES

       International sales accounted for approximately 21.1% and 19.2%, respectively, of the Company's total revenues in the third quarter of fiscal years 2000 and 1999. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

       MANAGEMENT OF GROWTH

       The Company has increased its expense levels to support its planned growth. The Company expects to continue to increase its operating expenses by hiring additional personnel to support expected growth and increased sales and marketing efforts. If the Company does not achieve increased levels of revenues commensurate with these increased levels of operating expenses, or if the Company's revenues decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

       The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

       The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $3.6 million as of February 29, 2000. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at February 29, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than twelve months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

       The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Canadian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Canadian dollars or other currencies. Based on the intercompany balance of $1.1 million at February 29, 2000, a hypothetical 10% adverse change in Canadian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS

               a)       10.1 Bank of America Amendment No. 4 dated January
                           13, 2000 to Business Loan Agreement dated November 1, 1998

                        27 Financial Data Schedule

               (b)      Reports on Form 8-K

                        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TAB PRODUCTS CO.
                                                  (Registrant)



Date:    April 14, 2000                            /s/ David J. Davis
                                        ---------------------------------------
                                         David J. Davis, Senior Vice
                                     President, Operations and Chief
                                     Financial Officer

Date:    April 14, 2000                        /s/ William R. Kinzie
                                        ---------------------------------------
                                         William R. Kinzie, Corporate
                                      Controller and Chief Accounting
                                      Officer