Form 10-K405
period 2000-05-31
TAB PRODUCTS CO
filed 2000-08-18
CIK 96116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

   /X/     Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the fiscal year ended
           May 31, 2000

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

                       2130 GOLD STREET, P. O. BOX 649061
                        SAN JOSE, CALIFORNIA 95164-9061
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 586-1600
                (COMPANY'S TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
-----------------------------------------------  ------------------------------------
         Common stock, $.01 par value                 American Stock Exchange
Preferred Stock Purchase Rights, $.01 par value       American Stock Exchange

Securities registered pursuant to Section 12(g) of the
Act:                      None

                            ------------------------

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2000 was approximately $9,502,716. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the Company's Common Stock outstanding as of June 30, 2000 was 5,207,089.

DOCUMENTS INCORPORATED BY REFERENCE

    To the extent stated herein, portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Company's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on September 21, 2000, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Tab Products Co. (the "Company") operates in a single industry that manufactures and markets document management solutions, including services and products. The Company sells its offerings to, among other entities, government, insurance, finance and health care organizations. The Company was incorporated in February, 1954, and subsequently reorganized as a corporation under Delaware law in September, 1986.

BUSINESS STRATEGY

    The Company's primary business strategy is to address each client's unique needs in document management utilizing a consultative approach that integrates all services and products into a total systems solution. The Company believes that its extensive knowledge of paper-based systems and document management technology give it an advantage over its competition. Additionally, it possesses a wealth of internal knowledge regarding the individual legal and regulatory requirements of four major industry segments: insurance, government, finance and health care. The Company capitalizes on this knowledge by developing client solutions in those industries.

PRINCIPAL PRODUCTS AND SERVICES

    The Company provides solutions--in the form of both services and products--that are designed to help its clients organize, control and find their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company effectively supports those clients who wish to integrate their paper-based systems into emerging technologies.

    The Company's principal products and services are:

    - Multimedia Storage & Furniture

    - Records Management Supplies

    - Document Management Services

    - Document Management Software

    - OEM Products

1.  MULTIMEDIA STORAGE & FURNITURE

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

    TAB-TRAC-REGISTERED TRADEMARK-, POWER-TRAC-TM-, POWER-TRAC IR-TM---High-density, custom storage solutions that place any shelving on tracks to create aisles only where and when they are needed. This eliminates the need for fixed aisles and yields up to 100% greater storage capacity. Based on the client's needs, stored materials are moved either manually or mechanically with TAB-TRAC or electrically with POWER-TRAC. POWER-TRAC IR provides enhanced user safety through the use of infrared technology.

    UNISTOR-TM---A cost effective "capsule concept" filing solution designed for the storage of letter and legal size files.

    Stationary Products include:

    SPACEFINDER-REGISTERED TRADEMARK- CABINETS--Slim, durable and mobile-ready cabinets, appropriate for use when floor space, strength and economy are the key determinants.

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

2.  RECORDS MANAGEMENT SUPPLIES

    The Company provides a complete line of customizable filing supplies, tailored to fit clients' specific needs, each of which can be used alone or integrated with other TAB products, systems and services. These products include:

    CompuColor customized labels based on electronic submission of client data, FilePak, a cost-effective folder-labeling solution when a high degree of customization is not required, end tab folders, roll labels, classification folders, expansion pockets, filing system guides, x-ray jackets, small document pockets, pressure-sensitive pockets and fasteners, oversized pockets with flap, 2-tab folders and mylar-strip folders.

3.  DOCUMENT MANAGEMENT SERVICES

    The Company's Professional Services organization provides a broad range of integrated service and support programs to fit the specific needs of its clients. These services are offered through the Company's own technical personnel and through its direct management of specialized service suppliers. Services include:

    CONSULTING SERVICES--Using a thorough needs-assessment analysis, the Company's consultants work closely with clients to standardize their file structures, retention schedules and workflow processes by analyzing, designing and implementing an efficient records-classification and data-storage system. This increases the clients' productivity and provides significant space savings. TAB's consulting services also help clients design a strategy for implementing imaging systems in their organizations.

    FILE-CONVERSION SERVICES--TAB provides full planning and implementation of the process by which clients transform their documents from one medium to another, such as changing from top-tab vertical drawers to side-tab color-code, or from paper to optical-image format. This change is designed to produce a system that is more appropriate for the client's current needs, thus providing a greater degree of efficiency in both storing and locating critical records and documents.

    IMAGING SERVICES--Imaging conversions involve the use of integrated technology with an emphasis on the critical documents within the files, a higher level of indexing and access of documents at the desktop. In addition to handling all phases of integration into the chosen technology, it is also necessary to archive the original documents into a traditional hard copy system.

    On May 25, 2000 TAB purchased substantially all of the imaging conversion operating assets of Docucon, Inc. (see Financial Condition in the Management's Discussion and Analysis section). This acquisition provides the Company with in-house capabilities and technology to provide imaging conversion services to its customers.

    ELECTRONIC DOCUMENT MANAGEMENT SOFTWARE--In April 2000 TAB announced a partnership with Liberty IMS to serve as a value-added reseller (VAR) of the LibertyNet family of software products. The Company will be offering consulting and integration services in addition to the sale of this software.

4.  DOCUMENT MANAGEMENT SOFTWARE

    The Company's technology-based automated tracking solutions are designed to provide clients full control of all their paper-based records, from the time those records are created through the time they are destroyed. These products include:

    FILE TRACKER-REGISTERED TRADEMARK---A barcode-based software system that provides users with information regarding all current location of files. The system consists of File Tracker software, barcode labels and barcode readers, all integrated to provide an easy-to-use, powerful system.

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

    The Company believes that its business is not seasonal.

5.  OEM PRODUCTS

    FORMS HANDLING EQUIPMENT--The Company manufactures a line of forms handling equipment, including continuous forms bursters, decollators and mergers. The distribution rights for these products have been granted to Bescorp-Registered Trademark- Inc.

    The Company also manufactures a full range of high speed mailing systems, including InfoSeal-Registered Trademark-, a high speed mailing system developed in conjunction with Transkrit-Registered Trademark- Corp., which uses a proprietary technique for folding and sealing computer generated mailing pieces. These products are directly marketed and sold by Transkrit Corp.

COMPETITION

    Primary competitive factors in these markets are product quality, product design, service and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

    Although no single competitor offers all the same products and services as the Company, TAB faces substantial competition for each of its product lines from nation-wide and regional firms.

MARKETING AND SALES

    The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches, telesales, independent sales offices and distributors. In other geographic areas, products are sold exclusively through independent distributors. The Company is currently pursuing a strategy to refine and expand its distribution channels. The Company has reoriented its direct channel from local distribution centers to sales execution centers and focused them on major accounts. The Company is continuing to expand its call center operations and direct reorder business through this efficient distribution method. The Company has also added new channels of distribution through systems integrators and resellers with the acquisition of the Docucon imaging conversion services operations.

    In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In
March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent distributor's resources cannot support the customer's professional services, technology and project management needs. As of May 31, 1999 approximately 96% of the current independent distributors had signed the revised contract. The signed distributors represented approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of independent distributors in Branch territories to focus on small to mid-size customers. To this end the Company grew its independent distributor base from 65 to 82 between June 1, 1999 and May 31, 2000.

    The Company has three foreign subsidiaries, which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $28,833,000, $29,351,000 and $30,349,000 for the years ended May 31, 2000,
1999 and 1998, respectively. Foreign operating income was $1,203,000, $1,550,000 and $1,703,000 for the years ended May 31, 2000, 1999 and 1998, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $11,009,000 and $3,184,000, respectively, at May 31, 2000 compared with $11,042,000 and $2,811,000 at May 31, 1999. Transaction and exchange losses included in earnings, amounted to approximately $122,000, $89,000 and $102,000 in fiscal 2000, 1999 and 1998, respectively.

CUSTOMERS

    The Company focuses on customers that have a high volume of paper-based documents where access to those documents is critical to their business operations. The Company's primary customers include government agencies, health care, insurance, financial services and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). No single customer accounted for greater than 10% of consolidated revenues in fiscal years 2000, 1999 and 1998.

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

MANUFACTURING

    Products are manufactured through the use of in-house production facilities in Mayville, Wisconsin and Turlock, California and contractor production facilities. Raw materials for the Company's manufacturing are purchased directly by the Company; whereas, contract manufacturers purchase raw materials for production. The majority of raw materials is purchased domestically and is considered to be widely available. It is not anticipated that the availability of raw materials will be a significant factor in the Company's business. In September 1999 the Company closed its facility in Turlock, California, which manufactured paper products and transferred the equipment and inventory to its facility in Mayville, Wisconsin.

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

    The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are primarily related to the development of new products and services in the document management area and the improvement of existing products in the mobile storage, high speed mailing and forms handling equipment areas. Expenditures for research and development were $.9 million, $1.0 million and $.9 million in fiscal years 2000, 1999 and 1998, respectively.

EMPLOYEES

    At May 31, 2000, the Company employed approximately 850 full-time employees. None of the Company's employees is represented by a collective bargaining unit.

EXECUTIVE OFFICERS

    At July 31, 2000 the following individuals were executive officers of the
Company:

NAME                                             AGE      TITLE
----                                             ---      -----
Hans A. Wolf.................................     72      Chairman and Interim Chief Executive Officer

       Mr. Wolf was appointed Interim Chief Executive Officer in July 2000. Mr. Wolf has served as a director of the Company since February 1992 and as Chairman of the Board since February 1995. Mr.
      Wolf was the Vice Chairman of Syntex Corporation ("Syntex") from October 1985 to December 1993, and was the Chief Administrative Officer at Syntex from October 1985 to February 1992. Mr. Wolf is also chairman of Network Equipment Technologies, Inc. and a director of Hyal Pharmaceutical Corporation.

William G. Beattie...........................     49      Interim President and Interim Chief Operating
                                                          Officer

       Mr. Beattie has served as Interim President and Interim Chief Operating Officer since July 2000. He was formerly, and still holds, the position of President and General Manager of Tab Products of
      Canada, Limited, a wholly-owned subsidiary of Tab Products Co., since December 1998. Previously, Mr.
      Beattie was President of Gemplus Canada, from February 1996 to November 1998. Mr. Beattie was
      President of NBS Card Services from August 1993 to December 1995.

David J. Davis...............................     44      Senior Vice President and Chief Financial
                                                          Officer

       Mr. Davis became Chief Financial Officer in May 1998 and was previously appointed Senior Vice
      President, Operations in June 1997. He was Vice President and Corporate Controller at PLM
      International, Inc. from January 1994 to June 1997.

Chris Crispel................................     60      Vice President, Human Resources

       Mr. Crispel was appointed Vice President, Human Resources for the Company in January 2000.
      Previously, he served as Corporate Director of Human Resource Services for Symantec Corporation from
      June 1999 to January 2000. Mr. Crispel was a Human Resources Consultant from March 1998 to May 1999.
      He served as Director of Human Resources at Varian Associates from January 1996 to January 1998 and
      Vice President, Human Resources at U.S. Electricar from July 1994 to July 1995.

Thomas J. Rauscher...........................     45      Vice President, Manufacturing and Distribution

       Mr. Rauscher became Vice President, Manufacturing and Distribution in January 1996. Previously, he
      was Vice President, Operations at Fisher Hamilton from October 1980 to January 1996.

NAME                                             AGE      TITLE
----                                             ---      -----
Joel L. Sitak................................     32      Vice President, North American Sales

       Mr. Sitak was appointed Vice President, North American Sales for the Company in May 1998.
      Previously, he was President and General Manager, Tab Products of Canada, Limited from June 1997 to
      May 1998, Vice President, Sales, Tab Products of Canada, Limited from July 1995 to June 1997 and
      Regional Manager, Tab Products of Canada, Limited from November 1993 to July 1995.

Robert J. Sexton.............................     66      Treasurer and Secretary

       Mr. Sexton has acted as Secretary since March 1991 and Treasurer since July 1982.

William R. Kinzie............................     54      Chief Accounting Officer and Corporate
                                                          Controller

       Mr. Kinzie became Chief Accounting Officer and Controller in June 1998. Previously, he served in the position of Controller at One Touch Systems from October 1995 to June 1998 and was self-
      employed as a consultant in the area of finance and accounting from June 1995 to October 1995. He served as Controller at Photonics Corporation from June 1994 to June 1995.

Nancy R. Green...............................     50      Assistant Treasurer and Assistant Secretary

       Ms. Green became Assistant Treasurer and Assistant Secretary in July 1991 and previously served the
      Company as Director of Treasury from October 1990 to July 1991.

    The executive officers of the Company are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on September 21, 2000.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located at 2130 Gold Street, San Jose, California. The first floor of this two-story building is being leased by the Company (approximately 26,000 square feet). The lease will expire in May 2005.

    The Company owns a 356,000 square foot building located on 14 acres of land in Mayville, Wisconsin. The Mayville facility serves as a central warehousing, manufacturing and distribution center. Approximately 200,000 square feet of the facility are used as warehouse space. Approximately 60,000 square feet of the facility are used for the production of paper products (primarily file folders) and the attachment of color-coded labeling systems. Approximately 60,000 square feet are used for the production of panel systems furniture. The Company also owns 16 acres of undeveloped land near the Mayville facility.

    The Company owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC-Registered Trademark- mobile filing storage units and other light manufacturing and assembly operations.

    The Company owns two manufacturing buildings located on 16 acres of land in Turlock, California. One building is 67,000 square feet and formerly housed a paper products plant which was used for the manufacture of file folders. These operations were relocated to Mayville in September 1999. The other building consists of 104,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and forms handling equipment. While the Company intends to continue to use the existing facility, the Company is seeking to sell the 104,000 square foot building. If the facility is sold, the Company will relocate the forms handling equipment manufacturing operations to the smaller building.

    The Company leases office space for its sales branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of

Canada, Limited leases 60,000 square feet of office space in a building in North York, Ontario, Canada, which expires in May 2005. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands, which expires in August 2001. Tab Products Pty Ltd leases a 22,000 square foot building in St. Leonards, Australia, which expired in June 2000. Tab Products Pty Ltd is currently renting on a month to month basis. These buildings serve as general office, sales and warehouse facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 2000 and 1999 are set forth below.

TAB PER SHARE COMMON STOCK DIVIDENDS AND PRICE RANGES

                                                   DIVIDENDS                        PRICE RANGE PER SHARE
                                              -------------------   ------------------------------------------------------
                                                2000       1999                2000                        1999
                                              --------   --------   --------------------------   -------------------------
                                                                       HIGH           LOW            HIGH          LOW
                                                                    -----------   ------------   ------------   ----------
Fiscal Quarter Ended
August 31...................................    $.05       $.05     $ 8           $ 5 3/4        $ 14 7/8       $ 9 1/2
November 30.................................    $.05       $.05     $ 7 5/8       $ 5            $ 11 5/8       $ 6 1/2
February 29/28..............................    $.05       $.05     $ 7 3/4       $ 5 1/4        $  7 1/4       $ 5
May 31......................................    $.05       $.05     $ 6 1/16      $ 3 13/16      $  7 3/16      $ 4 5/8

    At May 31, 2000, the Company had approximately 1,000 holders of record and approximately 5,000 beneficial owners of Tab Products Co. common stock.

ITEM 6.  SELECTED FINANCIAL DATA

TAB PRODUCTS CO.

CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31

                                               2000         1999         1998         1997         1996
                                            ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND RATIO DATA)
Revenues..................................   $130,568     $155,620     $165,943     $154,451     $152,698
Operating income (loss)...................    (11,708)         926        5,229        7,631        6,445
Gain on sale of business unit.............     13,794           --           --           --           --
Gain on sale of property..................     12,919           --           --           --           --
Earnings before income taxes..............     14,846          592        4,590        6,657        4,887
Net earnings..............................      8,574          162        2,435        3,761        2,761

Net earnings per share
  Basic...................................       1.67          .03          .48          .77          .57
  Diluted.................................       1.67          .03          .46          .75          .57
Book value per share......................      10.12         8.58         8.69         9.03         8.55
Dividends per share.......................        .20          .20          .20          .20          .20

Current assets............................     51,258       51,354       53,778       51,405       48,715
Working capital...........................     32,224       26,962       31,785       28,463       27,424
Net cash (required) provided by operating
  activities..............................    (13,264)       7,776        7,673        8,167       11,344
Purchase of property, plant and equipment,
  net.....................................      2,865        5,052        4,927        3,309        2,825
Depreciation and amortization.............      4,006        4,802        7,018        4,001        4,065
Long-term debt, non-current...............         --        3,953        7,391       10,828       14,141
Stockholders' equity......................     52,680       43,128       44,897       44,527       41,462
Total assets..............................     73,293       75,328       77,488       80,699       79,127

Current ratio.............................        2.7          2.1          2.4          2.2          2.3

Return (loss) on equity, net of income
  taxes, before gain on sale of business
  unit and property.......................        (14%)          0%           5%           9%           7%
Return on equity..........................         18%           0%           5%           9%           7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, capital expenditure levels, liquidity, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

FINANCIAL CONDITION

    At May 31, 2000 the Company had cash and short-term investments of $10.9 million, an increase of $1.0 million from $9.9 million at May 31, 1999. Working capital at May 31, 2000 was $32.2 million, an increase of $5.2 million from the working capital of $27.0 million reported a year earlier. The current ratio of 2.7 at May 31, 2000 increased from the current ratio of 2.1 at May 31, 1999. The increase in cash and working capital is primarily due to the sale of the Company's Field Services Group in June 1999 and the sale of the Company's headquarters buildings in February 2000 offset by operating losses incurred during fiscal year 2000. The Company believes that the cash and cash equivalents, operational cash flows and borrowing capacity will adequately finance anticipated operations and capital expenditures for the foreseeable future. The Company intends to invest cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

    During fiscal 2000 net cash required for operating activities was $13.3 million, versus net cash provided by operations of $7.8 million in fiscal 1999, a reduction of cash from operations of $21.1 million year over year.

    During fiscal 2000, the Company invested approximately $2.9 million in property, plant and equipment, which primarily represented investments in manufacturing equipment, furniture and leasehold improvements for the new corporate offices and management information systems. Capital expenditures for fiscal 2001, which will consist primarily of investments in manufacturing equipment and management information systems, are expected to be approximately $1.0 million.

    At May 31, 2000, the Company had no long-term or short-term debt outstanding. In fiscal 2000 the Company made $4.1 million in scheduled debt repayments and paid $3.3 million to prepay the remaining portion of debt that had been collateralized at the time of the Field Services Group sale.

    The Company does not currently maintain a line of credit. An unsecured revolving line of credit of $5.0 million was terminated as of June 22, 2000. The Company was out of compliance with two covenants under the line of credit at May 31, 2000. The Company is currently negotiating with several banks for a replacement line of credit.

    Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company has sold its Field Services Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from Bell & Howell in a restricted bank account and pledge the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in fiscal year 2000.

    On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In the second quarter of fiscal year 2000, the Company closed its paper products manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $435,000 in fiscal year 2000.

    On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The gross sales price was $18 million and resulted in a pre-tax gain of $12.9 million for the Company.

    On May 25, 2000, the Company purchased substantially all of the operating assets of Docucon for approximately $5.1 million which was a combination of cash and assumed liabilities. The purchase price is subject to certain post-closing adjustments payable to TAB in the approximate amount of $204,000 that has been agreed to as of August 10, 2000. The Docucon purchase gave TAB the capacity to convert customers' documents to digital format for desktop access. Approximately 85 employees, including operations, software engineers and sales personnel, transferred to TAB.

    In July 1998, the Company authorized a stock repurchase program for 300,000 shares of Common Stock. The authorization was effective until July 1999. During fiscal 1999, the Company purchased 146,200 shares of Common Stock under the Company's repurchase program at a cost of $955,000. The remaining unused portion of this authorization of 153,800 shares expired in July 1999. Subsequently the Company's Board of Directors approved a new authorization to repurchase 300,000 shares of Common Stock that was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares for $218,000. The Company has not extended the authorization of the stock repurchase program.

    At May 31, 1998, the Company's additional minimum liability for its defined benefit plan was in excess of the net transition obligation and was recorded as a non-cash charge of $2.4 million to stockholders' equity, net of tax benefits of $1.6 million, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." As of May 31, 1999 there had been no significant change in this liability. As of May 2000 the Company's net transition obligation for its defined benefit plan was in excess of the additional minimum liability and the non-cash charge to stockholders' equity of $2.4 million as of May 31, 1999 was reversed.

RESULTS OF OPERATIONS

    TOTAL REVENUES--Total revenues for fiscal 2000 of $130.6 million were $25.0 million or 16.1% lower than the $155.6 million in fiscal 1999. Of the $25.0 million decrease in fiscal 2000 revenues as compared to the prior year, $15.0 million was due to the sale of the Field Services Group. The balance was primarily due to a decline in U.S. sales of manufactured products only partially offset by increased revenue for professional services, imaging and technology products. The Company's international operations also experienced decreased revenues of $3.3 million as a result of changes in distribution in our European operations associated with the Company's transformation partially offset by a $1.4 million increase in the revenues of TAB Canada as its transformation has begun to show improved results. In fiscal year 2000 the Company also changed the financial statement presentation for sales to certain distributors which reduced revenue by $2.3 million compared to the previous year and reduced commission expense by the same amount. Revenues in fiscal 1999 of $155.6 million were $10.3 million or 6.2% lower than the $165.9 million recorded in fiscal 1998. The fiscal 1999 decreased revenues were attributable to lower sales of information and records management supplies, records storage solution products and professional services offset partially by increased sales of technology-based software solutions. The decline resulted from changes in the company branch strategy to focus on Fortune 1000 customers and issues related to the independent distributor contract negotiations. International revenues were 22%, 19% and 18% of consolidated revenues in fiscal 2000, 1999 and 1998, respectively.

    COST OF REVENUES--Cost of revenues, as a percentage of revenues, for fiscal 2000, 1999 and 1998 was 61.7%, 61.6% and 59.6%, respectively. The increase in the percentage for fiscal 2000 as compared to fiscal 1999 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume. The increase in the percentage for fiscal 1999 as compared to fiscal 1998 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume.

    OPERATING EXPENSES (SELLING, GENERAL AND ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT)--Operating expenses, as a percentage of revenues, for fiscal 2000, 1999 and 1998 were 47.2%, 37.8% and 37.2%, respectively. Total operating expenses for fiscal 2000 were $61.7 million, an increase of $2.9 million as compared to total operating expenses of $58.8 million in fiscal 1999. The increase in operating expenses was primarily attributable to increased sales salaries and bonuses, recruiting costs, information systems consulting costs and increased rent expense due to the new leased corporate offices offset partially by reduced branch operating costs and temporary employee costs.

    Operating expenses for fiscal 1999 of $58.8 million represented a decrease of $3.0 million as compared to total operating expenses of $61.8 million in fiscal 1998. The decrease in operating expenses was primarily attributable to decreased commission compensation due to lower revenues offset partially by increased retirement benefit costs, recruiting and training costs.

    INTEREST EXPENSE--Interest expense, net for fiscal 2000 was $0.2 million, which was $0.1 million lower than the net interest expense for fiscal 1999. Net interest expense for fiscal 1999 was $0.3 million, which was $0.3 million lower than the net interest expense of $0.6 million for fiscal 1998. The decrease in interest expense in both years was primarily because of decreased levels of long-term debt due to scheduled and unscheduled debt repayments.

    INCOME TAXES--Income taxes, as a percentage of pre-tax earnings, for fiscal 2000 was 42.2%, a decrease of 30.4 percentage points as compared to the effective tax rate of 72.6% in fiscal 1999. The decrease in the effective tax rate was primarily due to the pre-tax income generated by the sale of the Field Services Group and the sale of property in the current year. For fiscal 1999, income taxes increased 25.7 percentage points as compared to the effective tax rate of 46.9% in fiscal 1998. The increase in the effective tax rate was primarily due to the increase in foreign taxes, which are at a higher rate, as well as the proportionately greater impact of goodwill expense, which is not deductible for U.S. tax purposes.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its first fiscal quarter of 2002.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective in the Company's fourth quarter of fiscal 2001. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

BUSINESS ENVIRONMENT AND RISK FACTORS

    The Company's future operating results may be affected by various trends and factors which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control, which affect its operations. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation, fluctuations in foreign exchange rates, and other factors, including those listed below.

    TRENDS--Recent market research indicates there may be an accelerated move to digital technologies, such as imaging, by large paper intensive organizations. This trend could result in a weakening of demand for the Company's paper-based records management supplies and records storage products. Failure of the Company to match the changing market with new document management products and services in the digital arena could materially adversely affect the Company's business, results of operations, financial condition and prospects.

    DISTRIBUTION CHANNELS--The Company is continuing its strategy to refine and expand its distribution channels. The Branch direct sales strategy has been shifted to focus on projects with larger customers, including those that bundle products and services as a way of providing value-added solutions to the Company's customers. With the addition of the imaging operations of Docucon the Company adds systems integrators and resellers as another distribution channel.

    The Company is also continuing to expand its call center operations and direct replenishment business through this efficient distribution method. In conjunction with handling inbound sales activity an initiative is underway to generate sales through the use of outbound telemarketing.

    In June 1998, the Company notified its existing independent distributors (indirect channel) that effective June 1, 1999 the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the current independent distributors adopted the new contract. In
March 1999, the Company proposed an alternative contract that allowed the independent distributors exclusivity on designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of territorial exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of May 31, 1999 approximately 96% of the current independent distributors have signed the revised contract. The signed distributors represent approximately 99% of the total sales for this channel. The Company is also seeking to expand its indirect distribution with the addition of independent distributors in Branch territories to focus on small to mid-size customers.

    These changes in distribution disrupted the selling process of the Company in fiscal 2000 resulting in lower sales. Additionally, the sales cycle for larger scale projects is substantially longer than the Company's historical sales-to-delivery cycle resulting in additional working capital requirements. Market penetration of larger customers may not happen as quickly as anticipated and may result in higher selling costs.

    RETAINING AND ATTRACTING QUALIFIED PERSONNEL--The Company's future performance may depend in significant part upon attracting and retaining key senior management, sales, manufacturing, marketing and technical support personnel. Competition for such personnel is intense and the inability to retain its current key personnel or to attract, assimilate or retain other highly qualified personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

    FLUCTUATIONS IN OPERATING RESULTS--Factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products and services, changes in the channels through which the Company's products and services are distributed, timing of new product announcements and introductions by the Company and its competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, the ability of the Company to achieve manufacturing volumes with its new and existing products, increased research and development expenses, exchange rate fluctuations, a change in the Company's effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results or gross margins.

    CASH FLOWS--Factors affecting the Company's cash flows include net income or losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms to the Company, the purchase and sale of assets, the willingness of financial institutions to lend to the Company and the payment of dividends. Although the Company's projections of these factors indicate that its operational cash flows, together with its existing cash and cash equivalent balances and its borrowing capacity will adequately finance anticipated operations and capital expenditures for the foreseeable future, investors are cautioned that such projections inherently involve risks and uncertainties.

    COMPETITION--The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that may be less costly or provide additional features. Such competition could result in lower gross margins in the future, if the Company's average selling prices decrease faster than its costs and could result in lost sales.

    DEPENDENCE ON SOLE SOURCE SUPPLIERS--The Company purchases several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of the Company's components. The Company does not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect the Company's business, financial condition and results of operations.

    NEW PROCESSES AND PRODUCTS AND MANUFACTURING VOLUMES--There can be no assurance that the Company's manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future. The inability of the Company to achieve planned volumes from its manufacturing facilities could have an adverse effect on the Company's business, financial condition and results of operations. Any problems experienced by the Company in its current or future transitions to new processes and products could have a material adverse effect on the Company's business, financial condition and results of operations.

    BACKLOG--The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-ship cycle was primarily completed within 30 days and revenue is generally recognized upon product shipment. The Branch channel shift to projects with large customers has created a lengthened order-to-execution period. Additionally, the professional services component of project sales is recognized as revenue when the project is completed resulting in a longer order-to-revenue cycle. Due to this shift in Branch sales strategy the Company may experience the need for additional working capital to support the longer order-to-collection cycle being experienced.

    GOVERNMENT SALES--Government revenues primarily expose the Company to risks from reductions in budget allocations to support regulation and administrative offices. The current reinventing government initiative opens opportunities to help the government streamline workflow processes, reduce paperwork and increase customer service, which may provide short-term opportunities for the Company. However, the long-term effect of a government initiative to streamline processes could have a negative impact on the Company's business, financial condition and results of operations.

    PATENTS, PROPRIETARY RIGHTS AND RELATED LITIGATION--The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has been notified in the past and the Company may be notified in the future of claims that they may be infringing upon patents or other intellectual property rights owned by third parties. There can be no assurance that in the future any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

    EURO CONVERSION--In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the existing currency being completely removed from circulation on July 1, 2002. The timing of phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records. Management believes the introduction of the Euro and the phasing out of the other currencies will not have a material impact on the Company's Consolidated Financial Statements.

    RISKS ASSOCIATED WITH INTERNATIONAL SALES--International sales accounted for approximately 22% and 19%, respectively of the Company's total revenues in fiscal 2000 and 1999. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

    MANAGEMENT OF GROWTH--The Company has increased its expense levels to support its planned growth over the last two years. Currently the Company is working to bring its expense levels in line with current revenue levels. If the Company does not achieve reduced levels of operating expenses commensurate with current revenue, or if the Company's revenue levels decrease or do not meet the Company's expectations for a particular period, the Company's business, financial condition and results of operations will be materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial market risk related to fluctuations in interest rates and in foreign currency exchange rates.

    The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $5.2 million as of May 31, 2000. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

    The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Canadian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Canadian dollars or other currencies. Based on the intercompany balance of $.4 million at May 31, 2000, a hypothetical 10% adverse change in Canadian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors," which appears in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information related to executive compensation, which appears in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" which appears in the Company's Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

                                                                   PAGE NUMBER
                                                                   -----------
1.   CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report................................  25
     Consolidated Statements of Earnings for the three years
       ended May 31, 2000........................................  26
     Consolidated Balance Sheets at May 31, 2000 and 1999........  27
     Consolidated Statements of Stockholders' Equity for the
       three years ended May 31, 2000............................  28
     Consolidated Statements of Cash Flows for the three years
       ended May 31, 2000........................................  29
     Statement of Accounting Policies............................  30-31
     Notes to Consolidated Financial Statements..................  32-44

2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     Schedule for the three years ended May 31, 2000:
     Independent Auditors' Report................................  45
     Schedule II Valuation and Qualifying Accounts...............  46

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3.  EXHIBITS

       See Index to Exhibits on pages 21 and 22. The Exhibits listed in the accompanying Index are referenced as part of this report.

B.  Reports on Form 8-K:

    The Company filed one report on Form 8-K on June 8, 2000 related to the Agreement for Purchase of Assets with Docucon, Inc. and filed an amendment thereto under Item 7 dated August 8, 2000.

EXHIBITS:

         3.1            Certificate of Incorporation (Exhibit 3.1 of 1993 Form
                        10-K)(2)
         3.2            Certificate of Designation, Preferences and Rights of the
                        Terms of the Series A Preferred Stock (Exhibit 3.2 filed
                        with Form 10-Q for the quarter ended November 30, 1996)(2)
         3.3            Second Amended and Restated Bylaws of the Company dated
                        October 17, 1996 (Exhibit 4 of Form 8-K dated October 17,
                        1996)(2)
         4.1            Form of Rights Agreement between the Company and ChaseMellon
                        Shareholder Services, L.L.C., as Rights Agent (including as
                        Exhibit A the form of Certificate of Designation,
                        Preferences and Rights of the Terms of the Series A
                        Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights
                        Agreement)(Exhibit 1 of Form 8-K dated October 17, 1996)(2)
        10.1            Tab Products Co. 1981 Incentive Stock Option Plan (Exhibit
                        10 of the 1983 Form 10-K)(1, 2)
        10.2            Amended 1981 Incentive Stock Option Plan (Exhibit 10 of the
                        1987 Form 10-K)(1, 2)
        10.3            1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form
                        10-K)(1, 2)
        10.4            Note Agreement of Tab Products Co. dated as of March 20,
                        1992 in the aggregate principal amount of $15,000,000
                        (Exhibit 10.5 of the 1992 Form 10-K)(2)
        10.5            Amendment dated July 27, 1993 to Note Agreement of Tab
                        Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
        10.6            Note Agreement of Tab Products Co. dated October 7, 1993
                        (Exhibit 10.20 filed with Form 10-Q for the quarter ended
                        August 31, 1993)(2)
        10.7            Letter dated October 7, 1993 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.21 filed with
                        Form 10-Q for the quarter ended August 31, 1993)(2)
        10.8            Letter dated October 27, 1993 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.27 filed with the
                        1994 Form 10-K)(2)
        10.9            Letter dated June 15, 1995 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.32 filed with the
                        1995 Form 10-K)(2)
        10.10           Letter dated July 21, 1995 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.33 filed with the
                        1995 Form 10-K)(2)
        10.11           Letter dated December 13, 1995 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.35 filed with
                        Form 10-Q for the quarter ended November 30, 1995)(2)
        10.12           Letter dated August 20, 1996 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.37 filed with the
                        1996 Form 10-K)(2)
        10.13           Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors (Exhibit 10.38 filed
                        with Form 10-Q for the quarter ended November 30, 1996)(1,
                        2)
        10.14           Outside Directors' Option Plan and Agreement (Exhibit 10.41
                        filed with Form 10-Q for the quarter ended November 30,
                        1996)(1, 2)
        10.15           Employment Agreement between the Company and Philip C. Kantz
                        (Exhibit 10.42 filed with Form 10-Q for the quarter ended
                        February 28, 1997)(1, 2)

        10.16           Non-qualified Stock Option Agreement between the Company and
                        Philip C. Kantz (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
        10.17           Non-qualified Stock Option Agreement between the Company and
                        Philip C. Kantz (Exhibit 10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
        10.18           Non-qualified Stock Option Agreement between the Company and
                        Philip C. Kantz (Exhibit 10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1, 2)
        10.19           Bank of America Business Loan Agreement dated November 1,
                        1998 (Exhibit 10.1 filed with Form 10-Q for the quarter
                        ended November 30, 1998)(2)
        10.20           Lease Agreement dated January 29, 1999 (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 28, 1999)(2)
        10.21           Letter dated May 28, 1999 amending the Prudential Note
                        Agreement dated March 20, 1992 (Exhibit 10.21 filed with
                        1999 Form 10-K)(2)
        10.22           Bank of America Amendment No.1 dated May 31, 1999 to
                        Business Loan Agreement dated November 1, 1998 (Exhibit
                        10.22 filed with 1999 Form 10-K)(2)
        10.23           Bank of America Amendment No.2 dated May 31, 1999 to
                        Business Loan Agreement dated November 1, 1998 (Exhibit
                        10.23 filed with 1999 Form 10-K)(2)
        10.24           Form of Change of Control Agreement between the Company and certain Executive Officers (Exhibit 10.24 filed with 1999
                        Form 10-K)(2)
        10.25           Sale of Field Service Group as reported on Form 8-K/A (filed
                        July 30, 1999)(2)
        10.26           Form of Tab Products Co. Stock Purchase Agreement relating to the Leveraged Stock Purchase Program between the Company and certain executive officers and key employees (Exhibit
                        10.1 filed with Form 10-Q for the quarter ended
                        November 30, 1999)(1,2)
        10.27           Bank of America Amendment No. 3 dated September 24, 1999 to
                        Business Loan Agreement dated November 1, 1998 (Exhibit 10.2 filed with Form 10-Q for the quarter ended November 30,
                        1999)(2)
        10.28           Bank of America Amendment No. 4 dated January 13, 2000 to
                        Business Loan Agreement dated November 30, 1998 (Exhibit
                        10.1 filed with Form 10-Q for the quarter ended February 29,
                        2000)(2)
        10.29           Bank of America Amendment No. 5 dated April 10, 2000 to
                        Business Loan Agreement dated November 1, 1998
        10.30           Confidential Retirement Agreement and General Release of
                        Claims between Philip C. Kantz and Tab Products Co.(1)
        23.1            Independent Auditors' Consent
        27              Financial Data Schedule

------------------------

(1)   Compensatory Plan or Arrangement

(2)   Incorporated by reference from the noted previously filed document.

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, and State of California, on this eighteenth day of August, 2000.

                                          TAB PRODUCTS CO.

                                          /s/ HANS A. WOLF
                                          --------------------------------------
                                          Hans A. Wolf
                                          INTERIM CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   NAME AND TITLE                                           DATE
                   --------------                                           ----
/s/ HANS A. WOLF                                                       August 18, 2000
-------------------------------------------
Hans A. Wolf, Chairman of the Board and Interim Chief
Executive Officer

/s/ WILLIAM G. BEATTIE                                                 August 18, 2000
-------------------------------------------
William G. Beattie, Interim President and Interim
Chief Operating Officer

/s/ DAVID J. DAVIS                                                     August 18, 2000
-------------------------------------------
David J. Davis, Senior Vice President and Chief
Financial Officer

/s/ WILLIAM R. KINZIE                                                  August 18, 2000
-------------------------------------------
William R. Kinzie, Corporate Controller and Chief
Accounting Officer

/s/ ROBERT R. AUGSBURGER                                               August 18, 2000
-------------------------------------------
Robert R. Augsburger, Director

/s/ KATHRYN S. HANSON                                                  August 18, 2000
-------------------------------------------
Kathryn S. Hanson, Director

/s/ JEFFREY A. HEIMBUCK                                                August 18, 2000
-------------------------------------------
Jeffrey A. Heimbuck, Director

/s/ JERRY K. MYERS                                                     August 18, 2000
-------------------------------------------
Jerry K. Myers, Director

                                TAB PRODUCTS CO.
                       CONSOLIDATED FINANCIAL STATEMENTS
                 AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                               FORM 10-K ITEM 14
                 FISCAL YEARS ENDED MAY 31, 2000, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tab Products Co.:

    We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
June 28, 2000
(August 10, 2000 as to Notes 8 and 16)

                                TAB PRODUCTS CO.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 YEAR ENDED MAY 31
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Revenues...........................................  $130,568,000   $155,620,000   $165,943,000
Costs and expenses:
  Cost of revenues.................................    80,590,000     95,879,000     98,913,000
  Selling, general and administrative..............    60,825,000     57,849,000     60,912,000
  Research and development.........................       861,000        966,000        889,000
                                                     ------------   ------------   ------------
Total costs and expenses...........................   142,276,000    154,694,000    160,714,000
                                                     ------------   ------------   ------------
Operating (loss) income............................   (11,708,000)       926,000      5,229,000

Gain on sale of business unit......................    13,794,000             --             --

Gain on sale of property...........................    12,919,000             --             --

Interest and other, net............................      (159,000)      (334,000)      (639,000)
                                                     ------------   ------------   ------------
Earnings before income taxes.......................    14,846,000        592,000      4,590,000

Provision for income taxes.........................     6,272,000        430,000      2,155,000
                                                     ------------   ------------   ------------
Net earnings.......................................  $  8,574,000   $    162,000   $  2,435,000
                                                     ============   ============   ============
Earnings per share
  Basic............................................  $       1.67   $        .03   $        .48
  Diluted..........................................  $       1.67   $        .03   $        .46

Shares used in computation
  Basic............................................     5,140,000      5,090,000      5,102,000
  Diluted..........................................     5,142,000      5,122,000      5,286,000

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.

                          CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................  $ 5,724,000   $ 6,972,000
Short-term investments......................................    5,170,000     2,941,000
Accounts receivable, less allowances for doubtful accounts
  of $1,095,000 and $936,000................................   29,685,000    26,397,000
Inventories.................................................    6,842,000     8,834,000
Deferred income taxes and other expenses....................    3,837,000     6,210,000
                                                              -----------   -----------
Total current assets........................................   51,258,000    51,354,000

Property, plant and equipment, net..........................   12,253,000    19,642,000
Goodwill, net...............................................    7,387,000     3,131,000
Other assets................................................    2,395,000     1,201,000
                                                              -----------   -----------
TOTAL ASSETS................................................  $73,293,000   $75,328,000
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt...........................           --   $ 3,437,000
Accounts payable............................................  $10,024,000     7,648,000
Compensation payable........................................    2,911,000     2,086,000
Other accrued liabilities...................................    6,099,000    11,221,000
                                                              -----------   -----------
Total current liabilities...................................   19,034,000    24,392,000
                                                              -----------   -----------
Long-term debt..............................................           --     3,953,000
                                                              -----------   -----------
Deferred taxes and other noncurrent liabilities.............    1,579,000     3,855,000
                                                              -----------   -----------
Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized--500,000
  shares, issued--none
Common stock, $.01 par value, authorized--25,000,000 shares,
  issued--2000--7,611,116 shares, 1999--7,606,116 shares....       76,000        76,000
Additional paid-in capital..................................   15,286,000    15,255,000
Stock subscriptions--notes receivable.......................   (1,374,000)           --
Retained earnings...........................................   70,573,000    63,031,000
Treasury stock, 2000--2,404,027 and 1999--2,578,427
  shares....................................................  (31,164,000)  (32,320 000)
Accumulated other comprehensive loss........................     (717,000)   (2,914,000)
                                                              -----------   -----------
Total stockholders' equity..................................   52,680,000    43,128,000
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $73,293,000   $75,328,000
                                                              ===========   ===========

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                     ------------------------                     STOCK
                                       NUMBER OF                ADDITIONAL    SUBSCRIPTIONS-
                                        SHARES                    PAID-IN         NOTES         RETAINED       TREASURY
                                      OUTSTANDING     AMOUNT      CAPITAL       RECEIVABLE      EARNINGS        STOCK
                                     -------------   --------   -----------   --------------   -----------   ------------
BALANCES, JUNE 1, 1997.............      4,933,576   $74,000    $13,309,000                    $62,473,000   $(31,365,000)
Net earnings.......................                                                              2,435,000
Dividends, $.20 per share..........                                                             (1,023,000)
Minimum pension liability
  changes..........................
Translation Adjustment.............
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............        235,813     2,000      1,910,000
                                     -------------   -------    -----------    -----------     -----------   ------------
BALANCES, MAY 31, 1998.............      5,169,389    76,000     15,219,000                     63,885,000    (31,365,000)

Net earnings.......................                                                                162,000
Dividends, $.20 per share..........                                                             (1,016,000)
Minimum pension liability
  changes..........................
Translation adjustment.............
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............          4,500                   36,000
Common stock repurchases...........       (146,200)                                                              (955,000)
                                     -------------   -------    -----------    -----------     -----------   ------------
BALANCES, MAY 31, 1999.............      5,027,689    76,000     15,255,000                     63,031,000    (32,320,000)

Net earnings.......................                                                              8,574,000
Dividends, $.20 per share..........                                                             (1,032,000)
Minimum pension liability
  changes..........................
Translation adjustment.............
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............          5,000                   30,000
Sale of treasury stock.............        207,500                    1,000    $(1,374,000)                     1,374,000
Common stock repurchases...........        (33,100)                                                              (218,000)
                                     -------------   -------    -----------    -----------     -----------   ------------
BALANCES, MAY 31, 2000.............      5,207,089   $76,000    $15,286,000    $(1,374,000)    $70,573,000   $(31,164,000)
                                     =============   =======    ===========    ===========     ===========   ============


                                      ACCUMULATED
                                         OTHER            TOTAL
                                     COMPREHENSIVE    COMPREHENSIVE
                                      GAIN (LOSS)     INCOME (LOSS)
                                     --------------   --------------
BALANCES, JUNE 1, 1997.............    $   36,000
Net earnings.......................                    $ 2,435,000
Dividends, $.20 per share..........
Minimum pension liability
  changes..........................    (2,418,000)      (2,418,000)
Translation Adjustment.............      (536,000)        (536,000)
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............
                                       ----------      -----------
BALANCES, MAY 31, 1998.............    (2,918,000)     $  (519,000)
                                                       ===========
Net earnings.......................                    $   162,000
Dividends, $.20 per share..........
Minimum pension liability
  changes..........................        37,000           37,000
Translation adjustment.............       (33,000)         (33,000)
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............
Common stock repurchases...........
                                       ----------      -----------
BALANCES, MAY 31, 1999.............    (2,914,000)     $   166,000
                                                       ===========
Net earnings.......................                    $ 8,574,000
Dividends, $.20 per share..........
Minimum pension liability
  changes..........................     2,381,000        2,381,000
Translation adjustment.............      (184,000)        (184,000)
Stock options exercised and tax
  benefit on disqualified common
  stock dispositions...............
Sale of treasury stock.............
Common stock repurchases...........
                                       ----------      -----------
BALANCES, MAY 31, 2000.............    $ (717,000)     $10,771,000
                                       ==========      ===========

  See accompanying Statement of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                                TAB PRODUCTS CO.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MAY 31
                                                        ----------------------------------------
                                                            2000          1999          1998
                                                        ------------   -----------   -----------
OPERATING ACTIVITIES
Net earnings..........................................  $  8,574,000   $   162,000   $ 2,435,000
Adjustments to reconcile net earnings to net cash
  provided (required) by operating activities:
Depreciation and amortization.........................     4,006,000     4,802,000     7,018,000
Deferred income taxes.................................       904,000      (100,000)   (1,506,000)
Gain on sale of business unit.........................    (7,967,000)           --            --
Gain on sale of property..............................    (7,462,000)           --            --
Other.................................................       159,000       (88,000)      381,000

Changes in operating assets and liabilities, net of
  effect of acquisition:
Accounts receivable, net..............................    (3,411,000)   (1,482,000)      237,000
Inventories...........................................      (319,000)    2,225,000       122,000
Prepaid income taxes and other expenses...............     1,669,000       (17,000)   (1,815,000)
Other assets..........................................      (803,000)       38,000       551,000
Accounts payable......................................     2,170,000     1,389,000      (302,000)
Compensation payable..................................       731,000    (1,897,000)     (407,000)
Other accrued liabilities.............................   (11,515,000)    2,744,000       959,000
                                                        ------------   -----------   -----------
Net cash (required) provided by operating
  activities..........................................   (13,264,000)    7,776,000     7,673,000
                                                        ------------   -----------   -----------
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net.......    (2,865,000)   (5,052,000)   (4,927,000)
Purchase of operating assets of Docucon, Inc..........    (5,330,000)           --            --
Sale of property......................................    17,803,000            --            --
Sale of business unit.................................    13,405,000            --            --
Other.................................................        78,000            --            --
Purchases of short-term investments...................    (7,006,000)   (4,428,000)   (9,282,000)
Sales of short-term investments.......................     4,777,000     6,383,000     7,972,000
                                                        ------------   -----------   -----------
Net cash provided (required) by investing
  activities..........................................    20,862,000    (3,097,000)   (6,237,000)
                                                        ------------   -----------   -----------
FINANCING ACTIVITIES
Repayment of debt.....................................    (7,390,000)   (3,437,000)   (3,313,000)
Issuance of common stock..............................        31,000        36,000     1,910,000
Purchase of treasury stock............................      (218,000)     (955,000)           --
Dividends paid........................................    (1,032,000)   (1,016,000)   (1,023,000)
                                                        ------------   -----------   -----------
Net cash required by financing activities.............    (8,609,000)   (5,372,000)   (2,426,000)
                                                        ------------   -----------   -----------
Effect of exchange rate changes on cash...............      (237,000)      466,000      (379,000)
                                                        ------------   -----------   -----------
Decrease in cash and cash equivalents.................    (1,248,000)     (227,000)   (1,369,000)
Cash and cash equivalents at beginning of year........     6,972,000     7,199,000     8,568,000
                                                        ------------   -----------   -----------
Cash and cash equivalents at end of year..............  $  5,724,000   $ 6,972,000   $ 7,199,000
                                                        ============   ===========   ===========

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

    SHORT-TERM INVESTMENTS represent debt securities, which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Unrealized holding gains and losses were not material for any periods presented.

    INVENTORIES are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out (LIFO) method for domestic inventories, which was approximately $975,000 at May 31, 2000 ($843,000 at May 31, 1999). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

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

    GOODWILL represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $259,000, $496,000 and $598,000 in fiscal years 2000, 1999 and 1998, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

    REVENUE RECOGNITION--Revenues on product sales are recognized upon product shipment. Installation related to products and services revenues are recognized when complete. Imaging services revenues are recognized on a percentage of completion method. Equipment service and software support contract revenues are recognized ratably over the contractual period or as the services are performed.

    EARNINGS PER SHARE (EPS) are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the average number of common and dilutive common equivalent shares outstanding, in accordance with SFAS 128 (see Note 12).

    STOCKHOLDERS' EQUITY--Shares of the Company, which are repurchased, are treated as Treasury stock and are accounted for under the cost method.

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

    SEGMENT REPORTING--The Company reports certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets as required by Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information."

    CONCENTRATIONS OF CREDIT RISK--Financial instruments, which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments with what it believes are high credit quality financial institutions. The Company sells its products primarily to companies in North America, Europe and Australia. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

    RECLASSIFICATIONS--Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

    RECENTLY ISSUED ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its first fiscal quarter of 2002.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective in the Company's fourth quarter of fiscal 2001. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

                                TAB PRODUCTS CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SHORT-TERM INVESTMENTS

    The Company's short-term investments have been classified as available-for-sale securities. The amortized cost of available-for-sale securities at May 31, 2000 and May 31, 1999 are presented in the table which follows. Available-for-sale securities are classified as current assets and generally mature within six months. For each category of investment securities the amortized cost approximates fair market value.

                                                               MAY 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Corporate obligations................................  $4,154,000   $2,441,000
U.S. Government obligations..........................   1,016,000      500,000
                                                       ----------   ----------
                                                       $5,170,000   $2,941,000
                                                       ==========   ==========

2. INVENTORIES

                                                               MAY 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Finished goods.......................................  $2,164,000   $2,415,000
Work in process......................................     273,000    2,538,000
Raw material.........................................   4,405,000    3,881,000
                                                       ----------   ----------
                                                       $6,842,000   $8,834,000
                                                       ==========   ==========

    If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $518,000 at May 31, 2000 and $476,000 at May 31, 1999. The change in certain LIFO inventory decreased earnings before income tax by $42,000 in 2000 and increased earnings before income tax by $287,000 in 1999 and $427,000 in 1998.

3. PROPERTY, PLANT AND EQUIPMENT

                                                              MAY 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Land and improvements..............................  $   965,000   $   980,000
Buildings and improvements.........................    9,554,000    19,978,000
Machinery and equipment............................   17,112,000    18,764,000
Furniture and fixtures.............................   12,636,000    18,755,000
Leasehold improvements.............................      831,000       430,000
Field service spare parts..........................           --     4,074,000
                                                     -----------   -----------
                                                      41,098,000    62,981,000
Accumulated depreciation and amortization..........  (28,845,000)  (43,339,000)
                                                     -----------   -----------
                                                     $12,253,000   $19,642,000
                                                     ===========   ===========

                                TAB PRODUCTS CO.

4. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

                                                                   MAY 31
                                                            ---------------------
                                                              2000        1999
                                                            --------   ----------
Unsecured term loans......................................     --      $6,375,000
Unsecured term loan from bank.............................     --       1,015,000
                                                               --      ----------
Total debt................................................     --       7,390,000
Current portion...........................................     --      (3,437,000)
                                                               --      ----------
Long-term debt............................................     --      $3,953,000
                                                               ==      ==========

    During fiscal year 2000 the Company paid off its long-term debt in the amount of $7,390,000 and had no long-term debt outstanding as of May 31, 2000.

    The Company had an unsecured revolving line of credit of $5 million with a bank as of May 31, 2000, which terminated on June 22, 2000. Borrowings were available at the bank's reference rate (9.5% at May 31, 2000) or at certain rate options, such as fixed rate, long-term rate and offshore rate options which may be lower. The Company had no borrowings outstanding under this line as of May 31, 2000 or through June 22, 2000. The revolving line of credit contained restrictions with respect to additional debt, creation of liens and guarantees, maintenance of minimum quick asset ratio, unencumbered cash and stockholders' equity and limitations on losses and capital expenditures. The Company was not in compliance with two of its covenants at May 31, 2000.

    Cash paid for interest which approximates interest expense was $615,000, $967,000 and $1,190,000 for fiscal years 2000, 1999 and 1998, respectively.

5. OTHER ACCRUED LIABILITIES

                                                               MAY 31
                                                      ------------------------
                                                         2000         1999
                                                      ----------   -----------
Payroll and related benefits........................  $2,052,000   $ 2,298,000
Deferred service contract income....................          --     5,438,000
Dividends...........................................     260,000       251,000
Amount due to independent sales reps................   1,196,000       794,000
Other...............................................   2,591,000     2,440,000
                                                      ----------   -----------
                                                      $6,099,000   $11,221,000
                                                      ==========   ===========

                                TAB PRODUCTS CO.

6. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                     YEAR ENDED MAY 31
                                            -----------------------------------
                                               2000        1999         1998
                                            ----------   ---------   ----------
Provision for income taxes:
  Current:
    Federal...............................  $4,970,000   $  46,000   $2,372,000
    State.................................   1,480,000       2,000      621,000
    Foreign...............................     726,000     482,000      668,000
                                            ----------   ---------   ----------
                                             7,176,000     530,000    3,661,000
                                            ----------   ---------   ----------
  Deferred:
    Federal...............................    (711,000)    (51,000)  (1,167,000)
    State.................................    (176,000)     29,000     (325,000)
    Foreign...............................     (17,000)    (78,000)     (14,000)
                                            ----------   ---------   ----------
                                              (904,000)   (100,000)  (1,506,000)
                                            ----------   ---------   ----------
                                            $6,272,000   $ 430,000   $2,155,000
                                            ==========   =========   ==========

    The reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
Federal income taxes at statutory rate..............   35.0%      35.0%      35.0%
State income taxes, net of federal benefit..........     4.8        3.4        4.2
Non-deductible goodwill.............................      .6       26.1        4.2
Foreign taxes.......................................     1.6        5.9        1.8
Other...............................................      .2        2.2        1.7
                                                       -----      -----      -----
Effective tax rate..................................   42.2%      72.6%      46.9%
                                                       =====      =====      =====

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                                TAB PRODUCTS CO.

6. INCOME TAXES (CONTINUED)
purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

                                                              MAY 31
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
DEFERRED TAX ASSETS
Post-retirement benefit obligation.................  $   528,000   $   529,000
Reserves not currently deductible..................    1,516,000     1,078,000
Vacation accrual...................................      428,000       505,000
Allowance for doubtful accounts....................      323,000       232,000
Pension obligation.................................           --       897,000
Unrealized foreign exchange losses.................      537,000       436,000
Other..............................................      315,000       237,000
                                                     -----------   -----------
                                                       3,647,000     3,914,000
                                                     -----------   -----------
DEFERRED TAX LIABILITIES
Differences between book and tax basis of
  property.........................................     (604,000)   (1,047,000)
Pension obligation.................................     (741,000)           --
Other..............................................     (174,000)     (163,000)
                                                     -----------   -----------
                                                      (1,519,000)   (1,210,000)
                                                     -----------   -----------
Net deferred tax assets............................  $ 2,128,000   $ 2,704,000
                                                     ===========   ===========

                                                               MAY 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
NET DEFERRED TAX ASSETS (LIABILITIES) WERE COMPRISED
  OF THE FOLLOWING:
Current assets.......................................  $2,276,000   $2,393,000
Non-current assets (liabilities).....................    (148,000)     311,000
                                                       ----------   ----------
Net deferred tax assets..............................  $2,128,000   $2,704,000
                                                       ==========   ==========

    The Company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries, which the Company intends to reinvest indefinitely. Cash payments for income taxes were: $6,997,000, $50,000 and $2,984,000 in 2000, 1999 and 1998, respectively.

7. EMPLOYEE BENEFIT PLANS

    The Company maintains a defined benefit pension plan for substantially all domestic employees. Plan benefits are based on compensation and length of service and provides for normal retirement at age 65. The Company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax deductible amount allowed.

    In fiscal 1999 the Company suspended its defined benefit pension plan to limit both new participation and further pension credit for current participants. The result of the suspension is that after March 31, 1999 no new participants have been eligible to join the plan. Also, after March 31, 1999 active participants

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
in the plan do not receive any further pension benefit credits. Active participants in the plan as of March 31, 1999 will be eligible, upon retirement, to receive a pension based upon the pension credits they have earned through March 31, 1999. Other than these changes, the pension plan remains the same.

    The plan's assets are invested in short-term money market instruments, fixed income securities and common stock.

    The following table sets forth the plans funded status:

                                                        2000          1999
                                                     -----------   -----------
CHANGES IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year............  $25,305,000   $28,448,000
Service cost.......................................           --       712,000
Interest cost......................................    1,771,000     1,832,000
Curtailments.......................................           --    (3,072,000)
Actuarial (gain) loss..............................      514,000      (733,000)
Assumption change..................................   (2,665,000)   (1,007,000)
Benefits paid......................................   (1,025,000)     (875,000)
                                                     -----------   -----------
Benefit obligation at end of year..................   23,900,000    25,305,000
                                                     -----------   -----------
CHANGES IN PLAN ASSETS:
Fair value at beginning of year....................   22,973,000   23,313,0000
Actual return on plan assets.......................    9,966,000       715,000
Adjustment.........................................           --      (180,000)
Benefits paid......................................   (1,025,000)     (875,000)
                                                     -----------   -----------
Fair value at end of year..........................   31,914,000    22,973,000
                                                     -----------   -----------
Funded status......................................    8,014,000    (2,332,000)
Unrecognized actuarial (gain) loss.................   (6,226,000)    3,968,000
                                                     -----------   -----------
Net amount recognized..............................  $ 1,788,000   $ 1,636,000
                                                     ===========   ===========
Prepaid benefit cost...............................  $ 1,788,000   $ 1,636,000
Accrued benefit liability..........................           --   $(3,968,000)
Accumulated other comprehensive income.............           --     3,968,000
                                                     -----------   -----------
Net amount recognized..............................  $ 1,788,000   $ 1,636,000
                                                     ===========   ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF MAY 31:
Discount rate......................................         7.75%         7.00%
Expected return on assets..........................         9.50%         9.50%
Rate of compensation increase......................         5.00%         5.00%

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net pension (benefit) cost was $(152,000), $1,133,000 and $450,000 for fiscal years 2000, 1999 and 1998, respectively, and included the following components.

                                               2000         1999         1998
                                            ----------   ----------   ----------
COMPONENTS OF NET PERIODIC COSTS:
Service cost..............................          --   $  712,000   $  758,000
Interest cost.............................  $1,771,000    1,832,000    1,665,000
Expected return on plan assets............  (2,134,000)  (2,185,000)  (2,024,000)
Amortization of unrecognized transition
  obligation..............................          --       18,000       22,000
Prior service amortization................          --       16,000       19,000
Recognized net actuarial loss.............     211,000      363,000       10,000
Curtailment loss..........................          --      377,000           --
                                            ----------   ----------   ----------
Net periodic cost.........................  $ (152,000)  $1,133,000   $  450,000
                                            ==========   ==========   ==========

    On May 31, 1998, the Company's additional minimum liability for its defined benefit plan was in excess of the net transition obligation and was recorded as a non-cash charge of $2.4 million to stockholders' equity, net of tax benefits of $1.6 million, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." As of May 31, 1999 there had been no significant change in this liability. As of May 31, 2000 the Company's net transition obligation for its defined benefit plan was in excess of the additional minimum liability and the non-cash charge to stockholders' equity of $2,381,000 as of May 31, 1999 was reversed.

    The Company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the Company make contributions in either cash or common stock, at its option, equal to 50% of minimum contributions made by participating employees up to a maximum of 3% of employee's salary. The plan also provides for additional Company contributions up to a maximum of 75% of participating employees' minimum contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $820,000, $449,000 and $460,000 for fiscal years 2000, 1999 and 1998, respectively. The plan was enhanced effective June 1, 1999 to provide for an increase in the Company match to a maximum of 3% of employee's salary from 2%. Certain additional transitional contributions were made to employee accounts during fiscal 2000 in the amount of $130,000 with additional payments due in fiscal 2001 and 2002 for eligible plan participants as of March 31, 1999.

    The Company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the Company. Generally, Company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

    Net postretirement benefit costs were $301,000, $270,000 and $233,000 for fiscal years 2000, 1999 and 1998, respectively. The Company's postretirement health care plans are not funded.

                                TAB PRODUCTS CO.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

    Accumulated postretirement benefit obligation:

                                                               MAY 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Changes in benefit obligation:
Benefit obligation at beginning of year..............  $1,935,000   $1,965,000
Service cost.........................................     106,000      116,000
Interest cost........................................     151,000      126,000
Actuarial loss.......................................     364,000       25,000
Assumption change....................................    (158,000)     (51,000)
Benefits paid........................................    (281,000)    (246,000)
                                                       ----------   ----------
Benefit obligations at end of year...................   2,117,000    1,935,000
Unrecognized prior service cost......................      47,000       57,000
Unrecognized net actuarial loss......................    (876,000)    (724,000)
                                                       ----------   ----------
Accrued post-retirement benefit cost.................  $1,288,000   $1,268,000
                                                       ==========   ==========

    Net post-retirement benefit costs consisted of the following components:

                                                  2000       1999       1998
                                                --------   --------   --------
Service cost..................................  $106,000   $116,000   $ 85,000
Interest cost on accumulated postretirement
  benefit obligation..........................   151,000    126,000    132,000
Net amortization and deferrals................    44,000     28,000     16,000
                                                --------   --------   --------
Net postretirement benefit costs..............  $301,000   $270,000   $233,000
                                                ========   ========   ========

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 1999 was 8% decreasing linearly each successive year until it reaches 5% in 2003, after which it will remain constant. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation, service cost and interest cost components of the net periodic postretirement benefit cost by approximately 12%, 21% and 12%, respectively. The impact of a 1% decrease in the trend rates would decrease these components 11%, 16% and 10%, respectively. The assumed discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% for fiscal 2000 and 7% for fiscal 1999.

8. STOCK OPTION PLANS, STOCK PURCHASE RIGHT PLAN, LEVERAGED STOCK PURCHASE PLAN AND STOCK REPURCHASE PLAN

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

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS, STOCK PURCHASE RIGHT PLAN, LEVERAGED STOCK PURCHASE PLAN AND STOCK REPURCHASE PLAN (CONTINUED)
    Under the 1996 Outside Directors' Option Plan, (the Directors' Plan) 10,000 shares are automatically granted to all outside directors at the date they are appointed as directors. The options are granted at the fair market value at date of grant, expire 10 years from the date of grant and become exercisable 25% per year over a 4-year period.

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

    On January 27, 1997, 250,000 shares of common stock were granted to the Company's President and Chief Executive Officer, of which 242,000 shares were granted under Non-qualified Option Agreements. These shares were granted separate from the Company's 1991 Employee Stock Option Plan. The shares were granted at the fair market value at the date of grant ($9.25). These options generally expire 10 years from the date of grant and become exercisable in twelve quarterly installments from the grant date, except for 100,000 shares that become exercisable in 50,000 share increments four and five years from the grant date or sooner upon the achievement of certain business milestones. On July 11, 2000, the Company's President and Chief Executive Officer retired from the Company.

    Option activity under the plans is as follows:

                                                                      WEIGHTED
                                                       NUMBER OF      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Outstanding, June 1, 1997 (207,125 exercisable
  at weighted average price of $6.26)................   776,375        $ 7.26
Granted (weighted average fair value of $2.82).......    70,000         10.25
Exercised............................................  (235,813)         6.09
Canceled.............................................   (98,812)         6.98
                                                       --------        ------
Outstanding, May 31, 1998 (149,125 exercisable
  at weighted average price of $7.58)................   511,750          8.26
Granted (weighted average fair value of $2.92).......   186,500         10.63
Exercised............................................    (4,500)         6.00
Canceled.............................................   (38,125)        10.02
                                                       --------        ------
Outstanding, May 31, 1999 (282,875 exercisable
  at weighted average price of $7.91)................   655,625          8.84
Granted (weighted average fair value of $1.93).......    43,000          5.62
Exercised............................................    (5,000)         6.00
Canceled.............................................   (19,875)         7.75
                                                       --------        ------
Outstanding, May 31, 2000 (396,245 exercisable
  at weighted average price of $8.50)................   673,750        $ 8.69
                                                       ========        ======

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS, STOCK PURCHASE RIGHT PLAN, LEVERAGED STOCK PURCHASE PLAN AND STOCK REPURCHASE PLAN (CONTINUED)
    Additional information regarding options outstanding as of May 31, 2000 is as follows:

                                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                      ------------------------------   -----------------------------------
                                      WEIGHTED AVG.
                                        REMAINING
      RANGE OF            NUMBER       CONTRACTUAL    WEIGHTED AVG.                         WEIGHTED AVG.
   EXERCISE PRICES      OUTSTANDING    LIFE (YRS.)    EXERCISE PRICE   NUMBER EXERCISABLE   EXERCISE PRICE
---------------------   -----------   -------------   --------------   ------------------   --------------
$4.06--$ 6.38.......      131,875          7.5            $ 5.64             66,875             $ 6.07
$6.50--$ 7.63.......      120,500          6.3            $ 6.83            103,000             $ 6.81
$9.13--$ 9.50.......      293,750          6.7            $ 9.26            172,500             $ 9.26
$11.88--$12.50.......     127,625          8.0            $12.29             53,870             $12.29
                          -------                                           -------
$4.06--$12.50.......      673,750          7.0            $ 8.69            396,245             $ 8.50
                          =======                                           =======

    At May 31, 2000, 337,343 and 76,000 shares were available for future grants under the Option Plan and Directors' Plan, respectively.

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

    These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 40.9% in fiscal 2000, 36.4% in fiscal 1999 and 32.9% in fiscal 1998; risk free interest rates, 7.44% in fiscal 2000, 5.29% in fiscal 1999 and 5.66% in fiscal 1998 and a dividend rate of 2.5% in fiscal years 2000, 1999 and 1998. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been $8,347,000 ($1.62 basic and diluted income per share) in fiscal 2000, ($55,000) ($.01 basic and diluted loss per share) in fiscal 1999 and $2,242,000 ($.44 basic and $.42 diluted income per share) in fiscal 1998. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                                TAB PRODUCTS CO.

8. STOCK OPTION PLANS, STOCK PURCHASE RIGHT PLAN, LEVERAGED STOCK PURCHASE PLAN AND STOCK REPURCHASE PLAN (CONTINUED)
    In October 1996, the Company declared a dividend of one Preferred Stock Purchase Right (Right) for each outstanding share of common stock. The Right entitles a stockholder to purchase one one-hundredth of a share of preferred stock at $35 per Right exercisable after a person acquires 15% or more of TAB's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Under certain circumstances, if a person acquires 15% or more of the common stock, the Rights permit the holders to purchase TAB common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquiring person at a 50% discount. Rights held by an acquiring person will become null and void in both cases. The Rights are subject to redemption by the Company's Board of Directors for $.001 for each Right. The Rights expire on October 23, 2006.

    In October 1999, the Company implemented a Stock Purchase and Stock Bonus Plan (Plan) with certain executive officers and key employees of the Company. The Plan allows an employee to borrow funds from the Company to acquire a specified number of common shares. An equivalent number of shares of common stock was also granted to each individual. The stock grant vests after three years. All of the certificates are held by the Company as collateral against the note receivable. The note and accrued interest will be forgiven after three years, if the employee continues employment with the Company during that period. The Company used 207,500 shares of Treasury Stock to implement the Plan. The stock subscriptions-notes receivable related to the stock grants are offset in Stockholders' Equity.

    In July 1998, the Company authorized a stock repurchase program for 300,000 shares of Common Stock. The authorization was effective until July 1999. During fiscal 1999, the Company purchased 146,200 shares of Common Stock under the Company's repurchase program at a cost of $955,000. The remaining unused portion of this authorization of 153,800 shares expired in July 1999. Subsequently the Company's Board of Directors approved a new authorization to repurchase 300,000 shares of Common Stock that was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares for $218,000. The Company did not renew the stock repurchase program, which expired in July 2000.

9. COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries are obligated under leases of certain office and warehouse facilities expiring at various dates through 2005. The future minimum rental payments under these lease agreements at May 31, 2000 are as follows:

2001.............................    $ 3,419,000
2002.............................      2,975,000
2003.............................      2,423,000
2004.............................      1,975,000
2005.............................      1,694,000
                                     -----------
                                     $12,486,000
                                     ===========

    Total rentals charged to expense amounted to $3,083,000 in 2000, $2,869,000 in 1999 and $2,620,000 in 1998.

                                TAB PRODUCTS CO.

10. MAJOR CUSTOMER

    No single customer accounted for greater than 10% of consolidated revenues in fiscal years 2000, 1999 and 1998.

11. SEGMENT REPORTING

    The Company operates and is managed internally by four geographic operating segments. The geographic operating segments include United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Chief Executive Officer. Within the United States, the Vice Presidents of Operations, Marketing and Sales report directly to the Chief Executive Officer.

    Information about segments for the years ended May 31:

                                         2000           1999           1998
                                     ------------   ------------   ------------
Revenues:
  United States....................  $101,735,000   $126,269,000   $135,594,000
  Canada...........................    20,054,000     18,664,000     21,943,000
  Netherlands......................     5,019,000      7,067,000      4,441,000
  Australia........................     3,760,000      3,620,000      3,965,000
                                     ------------   ------------   ------------
  Consolidated Total...............  $130,568,000   $155,620,000   $165,943,000
                                     ============   ============   ============

                                         2000           1999           1998
                                     ------------   ------------   ------------
Income (loss) before income taxes:
  United States....................  $ 13,968,000   $     38,000   $  3,467,000
  Canada...........................       (49,000)      (520,000)     1,354,000
  Netherlands......................     1,134,000      1,457,000         77,000
  Australia........................      (207,000)      (383,000)      (308,000)
                                     ------------   ------------   ------------
  Consolidated Total...............  $ 14,846,000   $    592,000   $  4,590,000
                                     ============   ============   ============

                                         2000           1999           1998
                                     ------------   ------------   ------------
Depreciation and amortization:
  United States....................  $  3,390,000   $  4,128,000   $  6,332,000
  Canada...........................       492,000        572,000        558,000
  Netherlands......................        59,000         55,000         54,000
  Australia........................        65,000         47,000         74,000
                                     ------------   ------------   ------------
  Consolidated Total...............  $  4,006,000   $  4,802,000   $  7,018,000
                                     ============   ============   ============

                                         2000           1999
                                     ------------   ------------
Long-lived assets:
  United States....................  $ 13,585,000   $ 19,692,000
  Canada...........................       733,000        786,000
  Netherlands......................       151,000        133,000
  Australia........................       179,000        232,000
                                     ------------   ------------
  Consolidated Total...............  $ 14,648,000   $ 20,843,000
                                     ============   ============

    Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

                                TAB PRODUCTS CO.

12. PER SHARE INFORMATION

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the fiscal years ended May 31, 2000, 1999 and 1998, respectively, are calculated as follows (in thousands, except per share data):

                                                        2000       1999       1998
                                                      --------   --------   --------
Weighted average shares outstanding.................    5,140      5,090      5,102
Net earnings........................................   $8,574     $  162     $2,435
  Basic earnings per share..........................   $ 1.67     $  .03     $  .48
                                                       ======     ======     ======
Weighted average shares outstanding.................    5,140      5,090      5,102
Dilutive effect of options..........................        2         32        184
                                                       ------     ------     ------
  Total.............................................    5,142      5,122      5,286
Net earnings........................................   $8,574     $  162     $2,435
  Diluted earnings per share........................   $ 1.67     $  .03     $  .46
                                                       ======     ======     ======

13. SELECTED QUARTERLY DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        EARNINGS (LOSS)
                                                           NET             PER SHARE
                                            GROSS        EARNINGS     -------------------
FISCAL QUARTER ENDED           REVENUES   PROFIT (1)      (LOSS)       BASIC     DILUTED
--------------------           --------   ----------   ------------   --------   --------
2000
August 31....................  $ 31,994     $12,750      $ 7,280       $1.45      $1.44
November 30..................    31,201      12,640       (1,241)       (.24)      (.24)
February 29..................    32,727      12,558        5,510        1.06       1.06
May 31.......................    34,646      12,030       (2,975)       (.57)      (.57)
                               --------     -------      -------
                               $130,568     $49,978      $ 8,574        1.67       1.67
                               ========     =======      =======
1999
August 31....................  $ 38,128     $14,251      $     5       $ .00      $ .00
November 30..................    39,272      15,051           79         .02        .02
February 28..................    40,575      15,885          280         .06        .06
May 31.......................    37,645      14,554         (202)       (.04)      (.04)
                               --------     -------      -------
                               $155,620     $59,741      $   162         .03        .03
                               ========     =======      =======

------------------------

(1) Revenues less cost of revenues.

14. ASSET SALES

    Pursuant to an Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Services Group to Bell & Howell on June 1, 1999. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash

                                TAB PRODUCTS CO.

14. ASSET SALES (CONTINUED)
payment of $11,200,000, the assumption of certain liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company for changes in certain accounts attributable to the Field Service Group. In order for the Company to obtain consent for the sale from one of its lenders, the Company chose to place a portion of the cash payment received from Bell & Howell in a restricted bank account and pledge the funds as collateral for the existing loan. In exchange for the pledge of collateral the lender modified the covenants of the loan and approved the sale transaction.

    On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The gross sales price was $18 million and resulted in a pre-tax gain of $12.9 million for the Company.

15. CONSOLIDATION ACTIVITIES

    On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In September 1999 the Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $435,000 in the first quarter of fiscal year 2000.

16. ACQUISITIONS

    On May 25, 2000, the Company purchased substantially all of the operating assets of Docucon for approximately $5.1 million, which was a combination of cash and assumed liabilities. Approximately $4.5 million of the purchase price was allocated to goodwill with the remainder allocated to the gross assets and liabilities acquired. The purchase price is subject to certain post-closing adjustments payable to TAB in the approximate amount of $204,000 that has been agreed to as of August 10, 2000. The Docucon purchase gave TAB the capacity to convert customers' documents to digital format for desktop access. Approximately 85 employees, including operations, software engineers and sales personnel, transferred to TAB.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tab Products Co.:

    We have audited the consolidated financial statements of Tab Products Co. and its subsidiaries as of May 31, 2000 and 1999, and for each of the three years in the period ended May 31, 2000, and have issued our report thereon dated June 28, 2000; such financial statements and report are included in your fiscal 2000 Annual report to Stockholders. Our audits also included the financial statements schedule of Tab Products Co., for the years ended May 31, 2000, 1999 and 1998, listed in Item 14(A)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP
San Jose, California
June 28, 2000

                   TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS    UNCOLLECTIBLE
                                                   BALANCE AT   CHARGED TO     ACCOUNTS      BALANCE AT
                                                   BEGINNING    COSTS AND     CHARGED TO       END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE         OF PERIOD     EXPENSES       RESERVE        PERIOD
------------------------------------------         ----------   ----------   -------------   ----------
Year ended May 31, 2000..........................   $936,000     $452,000      $293,000      $1,095,000

Year ended May 31, 1999..........................   $947,000     $380,000      $391,000      $  936,000

Year ended May 31, 1998..........................   $769,000     $462,000      $284,000      $  947,000