Form 10-Q
period 2000-08-31
TAB PRODUCTS CO
filed 2000-10-13
CIK 96116

-------------------------------------------------------------------------------

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)

        [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended August 31, 2000

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

                        2130 GOLD STREET, P.O. BOX 649061
                         SAN JOSE, CALIFORNIA 95164-9061
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 586-1600
              (REGISTRANT'S TELEPHONE NUMBER - INCLUDING AREA CODE)


                                   NOT APPLICABLE
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of August 31, 2000 - 5,120,147.

This report, including all exhibits and attachments, contains 19 pages.

                                    TAB PRODUCTS CO.

                                          INDEX

                              PART I.  FINANCIAL INFORMATION

                                                                                                PAGE NO.

ITEM 1            FINANCIAL STATEMENTS:

                  Consolidated Condensed Balance Sheets
                  August 31, 2000 and May 31, 2000                                                  3

                  Consolidated Condensed Statements of Earnings
                  Three months ended August 31, 2000 and 1999                                       4

                  Consolidated Condensed Statements of Cash Flows
                  Three months ended August 31, 2000 and 1999                                       5

                  Supplemental Financial Data - Notes                                               6

ITEM 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              10

ITEM 3            Quantitative and Qualitative Disclosure About Market Risks                       16


                                 PART II. OTHER INFORMATION

ITEM 6            Exhibits                                                                         17

                  Signatures                                                                       18

ITEM 1.  FINANCIAL STATEMENTS

                                            TAB PRODUCTS CO.
                            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   (000'S OMITTED EXCEPT SHARE DATA)

                                                                                  AUGUST 31,                 MAY 31,
                                                                                     2000                     2000
                                                                          ------------------------  ------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $         4,212           $         5,724
     Short-term investments                                                          4,104                     5,170
     Accounts receivable, less allowances of
     $1,184 and $1,095 for doubtful accounts                                        24,323                    29,685
     Inventories                                                                     6,824                     6,842
     Prepaid income taxes and other expenses                                         7,120                     3,837
                                                                          ------------------------  ------------------------
                     TOTAL CURRENT ASSETS
                                                                                    46,583                    51,258
                                                                          ------------------------  ------------------------
Property, plant and equipment, net of accumulated
depreciation of $29,548 and $28,845                                                 11,266                    12,253
Goodwill, net                                                                        7,094                     7,387
Other assets                                                                         2,491                     2,395
                                                                          ------------------------  ------------------------
TOTAL ASSETS                                                               $        67,434           $        73,293
                                                                          ========================  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $         8,817           $        10,024
     Compensation payable                                                            1,699                     2,911
     Other accrued liabilities                                                       5,954                     6,099
                                                                          ------------------------  ------------------------
                    TOTAL CURRENT LIABILITIES                                       16,470                    19,034
                                                                          ------------------------  ------------------------
Deferred taxes and other non-current liabilities                                     1,501                     1,579
                                                                          ------------------------  ------------------------
STOCKHOLDERS' EQUITY:
     PREFERRED STOCK: $.01 par value, authorized
     500,000 shares, issued-none                                                        -                         -
     COMMON STOCK: $.01 par value, authorized
     25,000,000 shares, issued-August 2000 and May 2000-
     7,611,116 shares                                                                   76                        76
     Additional paid-in capital                                                     14,541                    15,286
     Stock subscriptions-notes receivable                                             (695)                   (1,374)
     Retained earnings                                                              67,381                    70,573
     TREASURY STOCK: August 2000-2,490,969 shares
     and May 2000-2,404,027 shares                                                 (31,036)                  (31,164)
     Accumulated other comprehensive loss                                             (804)                     (717)
                                                                          ------------------------  ------------------------
                     TOTAL STOCKHOLDERS' EQUITY                                     49,463                    52,680
                                                                          ------------------------  ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        67,434           $        73,293
                                                                          ========================  ========================


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                          TAB PRODUCTS CO.
                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                   (000'S OMITTED EXCEPT SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                               AUGUST 31,
                                                                          --------------------------------------------------
                                                                                    2000                      1999
                                                                          -----------------------  -------------------------

Revenues                                                                     $          29,725        $          31,994
                                                                          -----------------------  -------------------------

COSTS AND EXPENSES:
    Cost of revenues                                                                    19,273                   19,244
    Selling, general and administrative                                                 14,993                   13,657
    Research and development                                                               197                      193
                                                                          -----------------------  -------------------------
       TOTAL COSTS AND EXPENSES                                                         34,463                   33,094
                                                                          -----------------------  -------------------------

       OPERATING LOSS                                                                   (4,738)                  (1,100)

Gain on sale of Field Service Group                                                          -                   13,794
Interest income (expense), net, and other                                                  113                     (143)
                                                                          -----------------------  -------------------------
       (Loss) earnings before income taxes                                              (4,625)                  12,551

(Benefit) provision for income taxes                                                    (1,694)                   5,271

                                                                          -----------------------  -------------------------
       NET (LOSS) EARNINGS                                                   $          (2,931)       $           7,280
                                                                          =======================  =========================

Basic net (loss) earnings per share                                          $            (.56)       $            1.45
                                                                          =======================  =========================
Shares used in computing basic
net (loss) earnings per share                                                        5,206,313                5,026,473
                                                                          =======================  =========================

Diluted net (loss) earnings per share                                        $            (.56)       $            1.44
                                                                          =======================  =========================
Shares used in computing diluted
net (loss) earnings per share                                                        5,206,313                5,049,046
                                                                          =======================  =========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                        TAB PRODUCTS CO.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (000'S OMITTED)

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                          -------------------------------------------------
                                                                                    2000                     1999
                                                                          -----------------------  ------------------------
OPERATING ACTIVITIES:

     Net (loss) earnings                                                    $           (2,931)      $         7,280
     ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET CASH
     REQUIRED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                                       1,086                 1,118
     Deferred income taxes and other                                                       242                     -
     Gain on sale of Field Service Group                                                     -                (8,001)
     Changes in operating assets and liabilities:
              Accounts receivable, net                                                   5,379                 1,137
              Inventories                                                                   21                  (522)
              Prepaid income taxes and other expenses                                   (3,529)               (1,497)
              Other assets                                                                 (94)                  663
              Accounts payable                                                          (1,218)                 (163)
              Compensation payable                                                      (1,160)                 (584)
              Other accrued liabilities                                                   (224)                 (493)
                                                                          -----------------------  ------------------------
NET CASH REQUIRED BY OPERATING ACTIVITIES                                               (2,428)               (1,062)
                                                                          -----------------------  ------------------------

INVESTING ACTIVITIES:

     Sale of Field Service Group                                                             -                13,405
     Purchase of property, plant and equipment, net                                       (134)                 (486)
     Purchases of short-term investments                                                (1,487)               (1,820)
     Sales of short-term investments                                                     2,553                   991
                                                                          -----------------------  ------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  932                12,090
                                                                          -----------------------  ------------------------

FINANCING ACTIVITIES:

     Repayment of long-term debt                                                             -                   (81)
     Cash restricted to collateralize loan                                                   -                (6,625)
     Proceeds from issuance of common stock                                                 62                     -
     Repurchase of Treasury Stock                                                            -                   (22)
     Dividends paid                                                                       (256)                 (251)
                                                                          -----------------------  ------------------------
NET CASH REQUIRED BY FINANCING ACTIVITIES                                                 (194)               (6,979)
                                                                          -----------------------  ------------------------

Effect of exchange rate changes on cash                                                    178                    17
                                                                          -----------------------  ------------------------

Increase (decrease) in cash and cash equivalents                                        (1,512)                4,066

Cash and cash equivalents at beginning of period                                         5,724                 6,972
                                                                          -----------------------  ------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $            4,212       $        11,038
                                                                          =======================  ========================

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.

                SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.       BASIS OF PRESENTATION

         The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended May 31, 2000. The results of operations for the three-month period ended August 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2001. The May 31, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.       INVENTORY

         Inventories consisted of the following (in thousands):

                                                                  AUGUST 31, 2000            MAY 31, 2000
                                                                  ---------------            ------------
         Finished goods                                              $   2,211                 $   2,164
         Work in process                                                   297                       273
         Raw materials                                                   4,316                     4,405
                                                                    ------------              ------------
                                                                     $   6,824                 $   6,842
                                                                    ============              ============

3.       DIVIDENDS

         Dividends declared for the three month periods ended August 31, 2000 and 1999 were as follows:

         RECORD DATE                     SHARES OUTSTANDING         DIVIDEND PER SHARE
         -----------                     ------------------         ------------------
         Fiscal 2001:
            August 25, 2000                   5,120,147                   $0.05
         Fiscal 2000:
            August 25, 1999                   5,024,589                   $0.05

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

4.       SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include United States, Canada, the Netherlands and Australia. Each operating segment has a general manager that reports to the Chief Executive Officer.

Information about segments:

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                          -------------------------------------------------
                                                                                   2000                     1999
                                                                          -----------------------  ------------------------
Revenues:
        United States                                                       $      22,772            $       25,760
        Canada                                                                      4,961                     4,144
        Netherlands                                                                   972                       977
        Australia                                                                   1,020                     1,113
                                                                          -----------------------  ------------------------
        Consolidated Total                                                  $      29,725            $       31,994
                                                                          =======================  ========================

Income (Loss) before income taxes:
        United States                                                       $      (4,922)           $       12,722
        Canada                                                                        188                      (216)
        Netherlands                                                                    92                        55
        Australia                                                                      17                       (10)
                                                                          -----------------------  ------------------------
        Consolidated Total                                                  $      (4,625)           $       12,551
                                                                          =======================  ========================

Depreciation and amortization:
        United States                                                       $         987            $          980
        Canada                                                                         72                       109
        Netherlands                                                                    15                        17
        Australia                                                                      12                        12
                                                                          -----------------------  ------------------------
        Consolidated Total                                                  $       1,086            $        1,118
                                                                          =======================  ========================

                                                                              AUGUST 31, 2000             MAY 31, 2000
                                                                          -----------------------  ------------------------
Long-lived assets:
        United States                                                       $      12,830            $       13,585
        Canada                                                                        583                       733
        Netherlands                                                                   121                       151
        Australia                                                                     223                       179
                                                                          -----------------------  ------------------------
        Consolidated Total                                                  $      13,757            $       14,648
                                                                          =======================  ========================

Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)



5.       NET (LOSS) EARNINGS PER SHARE

         Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted (loss) earnings per share for the quarters ended August 31, 2000 and 1999, respectively, are calculated as follows (in thousands, except share data):

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                          --------------------------------------------------
                                                                                    2000                      1999
                                                                          -----------------------  -------------------------

NET (LOSS) EARNINGS                                                           $       (2,931)          $       7,280
                                                                          =======================  =========================

     BASIC:
          Weighted average common shares
          outstanding used in computing
          basic net earnings per share                                             5,206,313               5,026,473
                                                                          =======================  =========================
     BASIC NET (LOSS) EARNINGS PER SHARE                                      $         (.56)          $        1.45
                                                                          =======================  =========================

     DILUTED:
            Weighted average common shares
            outstanding                                                            5,206,313               5,026,473
            Dilutive options outstanding                                                   -                  22,573
                                                                          -----------------------  -------------------------
            Shares used in computing diluted
            net earnings per share                                                 5,206,313               5,049,046
                                                                          =======================  =========================

     DILUTED NET (LOSS) EARNINGS PER SHARE                                    $         (.56)          $        1.44
                                                                          =======================  =========================

6.       COMPREHENSIVE INCOME

         The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

                                                                                         THREE MONTHS ENDED
                                                                                             AUGUST 31,
                                                                          --------------------------------------------------
                                                                                    2000                      1999
                                                                          -----------------------  -------------------------
     Net (loss) earnings                                                      $      (2,931)           $        7,280
     Foreign currency translation                                                       (87)                       27
                                                                          -----------------------  -------------------------

     Comprehensive (loss) income                                              $      (3,018)           $        7,307
                                                                          =======================  =========================

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

Accumulated other comprehensive loss, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                                                               AUGUST 31, 2000            MAY 31, 2000
                                                                          ------------------------  ------------------------
     Foreign currency translation                                              $       (804)            $       (717)
                                                                          ========================  ========================

7.       STOCK REPURCHASE

         In July 1999, the Company authorized the repurchase of up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares of Common Stock under the repurchase program at a cost of $218,000. The Company has not extended the authorization of the stock repurchase program.

8.       EVENTS SUBSEQUENT TO AUGUST 31, 2000

         The Company has entered into a non-binding letter of intent to sell unutilized property and a building for $2.9 million subject to due diligence and finalization of a definitive agreement.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. It will be effective in the Company's fourth quarter of fiscal 2001. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

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

FINANCIAL CONDITION

         At August 31, 2000 the Company had cash and short-term investments of $8.3 million, a decrease of $2.6 million from the $10.9 million at May 31, 2000. The Company's working capital position at August 31, 2000 was $30.1 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.8 at August 31, 2000 was higher than the current ratio of 2.7 reported for May 31, 2000.
The decrease in cash and working capital are the result of the payment of liabilities assumed as a result of the Docucon acquisition, which closed on May 25, 2000, and the payment of compensation accrued in the prior year. Offsetting the decrease in cash was an accounts receivable decrease of $5.4 million from $29.7 million on May 31, 2000 to $24.3 million on August 31, 2000. Inventories at August 31, 2000 and at May 31, 2000 were unchanged at $6.8 million.

         Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly-owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Service Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consisted of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in the first quarter of fiscal year 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

         Other current assets increased $3.3 million from $3.8 million at May 31, 2000 to $7.1 million at August 31, 2000 and other non-current assets increased $0.1 million from $2.4 million at May 31, 2000 to $2.5 million at August 31, 2000 primarily due to an increased tax receivable which will be realized on the carryback of current operating losses to prior years. Current liabilities decreased $2.5 million from $19.0 million at May 31, 2000 to $16.5 million at August 31, 2000. Significant transactions which affected current liabilities included the payment of accrued liabilities assumed as a result of the Docucon acquisition of assets and assumption of liabilities and by the payment of compensation accrued in the prior year.

         Investments in property, plant and equipment, which were primarily focused on enterprise management information systems and associated infrastructure investments, were $0.1 million for the three months ended August 31, 2000. Capital expenditures to support operations for fiscal 2001 are expected to total approximately $0.6 million.

         In July 1999, the Company authorized the repurchase of up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares of Common Stock under the Company's authorized repurchase program at a cost of $218,000. The Company has not extended the authorization of the stock repurchase program.

         For the three month period ended August 31, 2000, the Company paid cash dividends of $256,000, and for the three month period ended August 31, 1999, the Company paid cash dividends of $251,000.

         The Company currently has no outstanding debt. The Company's unsecured $5 million revolving line of credit was terminated as of June 22, 2000. The Company has received and signed a commitment letter from a bank for a $5 million secured line of credit. The agreement will be finalized upon completion of customary bank due diligence. The Company believes that its cash and borrowing capacity will provide sufficient working capital for the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         REVENUES for the first quarter of fiscal 2001 amounted to $29.7 million, down $2.3 million or 7.2% from $32.0 million revenue for the first quarter of fiscal 2000. The decline is primarily related to a decrease in the sales of filing supplies and file storage equipment only partially offset by higher U.S. revenue from services and higher revenues from TAB's Canadian operation.

         BACKLOG The Company's order booking to invoice ratio ("book-to-bill ratio") was 1.1:1.0 for the first three quarters of fiscal 2000, resulting in a substantial increase in backlog. The ratio dropped to .94:1.0 in the fourth quarter of fiscal 2000, causing a reduction of backlog. There was a further small reduction of backlog in the first quarter of fiscal 2001 although the ratio improved to .98:1.0. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

         COST OF REVENUES, as a percentage of revenues, was 64.8% for the first quarter of fiscal 2001 as compared to the 60.1% cost of revenues reported in the first quarter of fiscal 2000 on comparable revenues. Cost of revenues for the first quarter was $19.3 million as compared to the $19.2 million amount reported in the comparable quarter of fiscal 2000. The increase in cost of revenues, as a percentage of revenues, was the result of higher costs of professional services and higher fixed costs related to imaging services.

         OPERATING EXPENSES were $15.2 million or 51.1% of total revenues for the first quarter of fiscal 2001 as compared to $13.9 million or 43.3% of total revenues for the first quarter of fiscal 2000. The increase in operating expenses as a percentage of revenues was primarily due to lower revenues and a one-time charge of $1.4 million due to the retirement of the Company's Chief Executive Officer.

         INTEREST (EXPENSE) INCOME, NET, AND OTHER was a gain of $0.1 million in the first quarter of fiscal 2001 as compared to a gain of $13.7 million in the first quarter of fiscal 2000. The decrease for the three months ended August 31, 2000 was primarily due to the gain on sale of the Field Service Group in the first quarter of the prior year.

         INCOME TAX BENEFIT Net losses for the period ended August 31, 2000 have been reduced by the amount of tax refunds available from the carryback of net operating losses to prior years. The effective rate of 36.6% for the period ended August 31, 2000 is lower than the effective rate of 42.0% for the prior year due to limitation on carrybacks by certain states.

         EARNINGS (LOSS) PER SHARE for the three months ended August 31, 2000 was a loss of $.56 per share for both basic and diluted shares, respectively, compared to a gain of $1.45 per share for basic and a gain of $1.44 per share for diluted shares for the three months ended August 31, 1999.

EVENTS SUBSEQUENT TO AUGUST 31, 2000

         The Company has entered into a non-binding letter of intent to sell unutilized property and a building for $2.9 million subject to due diligence and finalization of a definitive agreement.

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

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


It will be effective in the Company's fourth quarter of fiscal 2001. The Company is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations.

BUSINESS ENVIRONMENT AND RISK FACTORS

         The Company's future operating results may be affected by various trends and factors, which the Company must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond the Company's control, which affect its operations. Such trends and factors include, but are not limited to, adverse changes in general economic conditions or conditions in the specific markets for the Company's products, governmental regulation, fluctuations in foreign exchange rates, and other factors, including those listed below.

         DISTRIBUTION CHANNELS

         The Company reaches its North American customers through a broad distribution system, which currently includes 24 sales branches in the U.S. and Canada employing approximately 140 account managers who primarily call on large companies and government agencies. The Company currently also has approximately 100 U.S. and Canadian independent Channel Partners who primarily serve medium and smaller size firms. Additional Channel Partners may be appointed in the future. The Company also maintains a call center to receive orders by telephone and intends to expand the call center operation to include outbound solicitation of orders. There can be no assurance that the Company's distribution system will obtain sufficient orders to return the Company to profitability.

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

         FLUCTUATIONS IN OPERATING RESULTS

         Factors affecting the Company's operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability of the Company to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of the Company's products and services, changes in the channels through which the Company's products and services are distributed, timing of new product announcements and introductions by the Company and its competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, the ability of the Company to achieve manufacturing volumes with its new and existing products, increased research and development expenses, exchange rate fluctuations, a change in the Company's effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect the Company's quarterly or annual operating results.

         COMPETITION

         The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with similar or alternative document management solutions that may be less costly or provide additional features. Such competition could result in lost sales and in lower operating results, if the Company's average selling prices decrease faster than its costs.

         PROFESSIONAL SERVICES

         The Company's Professional Services business requires submitting bids to customers based on estimates of the time and expense needed to meet various project specifications and deadlines. Failure to estimate accurately and execute within proper estimates has had a negative impact on our gross margins and may continue to do so. Management is developing improved systems, cost controls and management oversight to produce better estimates and project execution. There can be no assurance that these improvements will be successful.

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

          BACKLOG

          The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-revenue cycle was typically completed within 30 to 60 days from receipt of an order. In recent periods, however, the orders obtained by the Company have included a higher percentage of larger projects with a longer order-to-revenue cycle. Revenue from product sales is generally recognized upon product shipment. Professional service projects, some of which include product sales, tend to have a longer order-to-revenue cycle. The Company's working capital needs have increased to support the consequently longer order-to-collection cycle. The Company is currently attempting to achieve a more favorable mix of orders of varying sizes and types. There can be no assurance that these efforts will be successful.

          The Company's order booking to invoicing ratio ("book-to-bill ratio") was 1.1:1.0 for the first three quarters of fiscal 2000, resulting in a substantial increase in backlog. The ratio dropped to .94:1.0 in the fourth quarter of fiscal 2000, causing a reduction of backlog. There was a further small reduction in backlog in the first quarter of fiscal 2001 although the ratio improved to .98:1.0. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

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

         RISKS ASSOCIATED WITH INTERNATIONAL SALES

         International sales accounted for approximately 23% and 19%, respectively of the Company's total revenues in the first quarter of fiscal 2001 and 2000. Fluctuations in currencies could adversely affect the Company's business, financial condition and results of operations. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS ENVIRONMENT AND RISK FACTORS (CONTINUED)

         MANAGEMENT OF GROWTH

         The Company increased its expense levels to support its planned growth over the last two years. The Company will be focusing on reducing costs since growth has not materialized as planned. If the cost reduction measures do not align with the current revenue levels, the Company's business, financial condition and results of operations will be materially adversely affected.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

         The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $4.1 million as of August 31, 2000. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at August 31, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

         The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Australian subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Australian dollars or other currencies. Based on the intercompany balance of $0.8 million at August 31, 2000, a hypothetical 10% adverse change in Australian dollars against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies, resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

                           Form 8-K filed September 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TAB PRODUCTS CO.
                                                  (Registrant)



Date:    October 13, 2000               /s/ David J. Davis
                                        ---------------------------------------
                                        David J. Davis, Senior Vice
                                        President and Chief Financial Officer

Date:    October 13, 2000               /s/ William R. Kinzie
                                        ---------------------------------------
                                        William R. Kinzie, Corporate
                                        Controller and Chief Accounting Officer