Form 10-Q
period 2000-11-30
TAB PRODUCTS CO
filed 2001-01-12
CIK 96116

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

          [X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarter period ended November 30, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from_______ to ________


                         COMMISSION FILE NUMBER: 1-7736

                                TAB PRODUCTS CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      94-1190862
      (STATE OF INCORPORATION)                 (IRS EMPLOYER IDENTIFICATION NO.)

                                2130 GOLD STREET
                                 P.O. BOX 649061
                         SAN JOSE, CALIFORNIA 95164-9061
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 586-1600
              (REGISTRANT'S TELEPHONE NUMBER - INCLUDING AREA CODE)


                                 NOT APPLICABLE
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 2000 - 5,163,780.

This report, including all exhibits and attachments, contains 26 pages.

--------------------------------------------------------------------------------

                                TAB PRODUCTS CO.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
ITEM 1     FINANCIAL STATEMENTS:

           Consolidated Condensed Balance Sheets
           November 30, 2000 and May 31, 2000                                 3

           Consolidated Condensed Statements of Earnings
           Three months and Six months ended November 30,
           2000 and 1999                                                      4

           Consolidated Condensed Statements of Cash Flows
           Six months ended November 30, 2000 and 1999                        5

           Supplemental Financial Data - Notes                                6

ITEM 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

ITEM 3     Quantitative and Qualitative Disclosure About
           Market Risks                                                      15


                    PART II. OTHER INFORMATION

ITEM 4     Submission of Matters to a Vote of Security Holders               16

ITEM 6     Exhibits                                                          17

           Signatures                                                        18


                                TAB PRODUCTS CO.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                                               NOVEMBER 30,  MAY 31,
                                                                                  2000        2000
                                                                                --------    --------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                 $  2,648    $  5,724
      Short-term investments                                                       4,475       5,170
      Accounts receivable, less allowances of
      $1,163 and $1,095 for doubtful accounts,                                    27,003      29,685
      Inventories                                                                  6,403       6,842
      Prepaid income taxes and other expenses                                      6,554       3,837
                                                                                --------    --------
                      TOTAL CURRENT ASSETS                                        47,083      51,258
                                                                                --------    --------

Property, plant and equipment, net of accumulated depreciation of
$29,922 and $28,845                                                               10,890      12,253
Goodwill, net                                                                      6,790       7,387
Other assets                                                                       2,514       2,395
                                                                                --------    --------

TOTAL ASSETS                                                                    $ 67,277    $ 73,293
                                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $ 10,094    $ 10,024
   Compensation payable                                                            2,061       2,911
   Other accrued liabilities                                                       6,341       6,099
                                                                                --------    --------
                     TOTAL CURRENT LIABILITIES                                    18,496      19,034
                                                                                --------    --------

Deferred taxes and other non-current liabilities                                   1,376       1,579
                                                                                --------    --------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK: $.01 par value, authorized
   500,000 shares, issued-none                                                         -           -
   COMMON STOCK: $.01 par value, authorized
   25,000,000 shares, issued-November 2000-
   7,654,749 shares and May 2000-7,611,116 shares                                     77          76
   Additional paid-in capital                                                     14,681      15,286
   Deferred compensation                                                            (695)     (1,374)
   Retained earnings                                                              65,350      70,573
   TREASURY STOCK: November 2000-2,490,969 shares
   and May 2000-2,404,027 shares                                                 (31,036)    (31,164)
   Accumulated other comprehensive loss                                             (972)       (717)
                                                                                --------     -------

                      TOTAL STOCKHOLDERS' EQUITY                                  47,405      52,680
                                                                                --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                      $ 67,277    $ 73,293
                                                                                ========    ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                        (000'S OMITTED EXCEPT SHARE DATA)


                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     NOVEMBER 30,                 NOVEMBER 30,
                                             --------------------------    --------------------------
                                                 2000           1999          2000           1999
                                             -----------    -----------    -----------    -----------

REVENUES                                     $    29,765    $    31,201    $    59,490    $    63,195
                                             -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of revenues                              18,459         18,561         37,732         37,805
    Selling, general and administrative           13,984         14,591         28,977         28,248
    Research and development                         162            204            359            397
                                             -----------    -----------    -----------    -----------
       TOTAL COSTS AND EXPENSES                   32,605         33,356         67,068         66,450
                                             -----------    -----------    -----------    -----------

       OPERATING LOSS                             (2,840)        (2,155)        (7,578)        (3,255)

Gain on sale of Field Service Group                   -               -              -         13,794
Interest, net, and other                            (128)            16            (15)          (127)
                                             -----------    -----------    -----------    -----------
       (Loss) earnings before income taxes        (2,968)        (2,139)        (7,593)        10,412

(Benefit) provision for income taxes              (1,192)          (898)        (2,886)         4,373
                                             -----------    -----------    -----------    -----------
       NET (LOSS) EARNINGS                   $    (1,776)   $    (1,241)   $    (4.707)   $     6,039
                                             ===========    ===========    ===========    ===========

Basic net (loss) earnings per share          $     (0.35)   $     (0.24)   $     (0.91)   $      1.19
                                             ===========    ===========    ===========    ===========

Shares used in computing basic
 net (loss) earnings per share                 5,134,450      5,113,919      5,170,578      5,069,957
                                             ===========    ===========    ===========    ===========

Diluted net (loss) earnings per share        $     (0.35)   $     (0.24)   $     (0.91)   $      1.19
                                             ===========    ===========    ===========    ===========

Shares used in computing diluted
 net (loss) earnings per share                 5,134,450      5,113,919      5,170,578      5,087,374
                                             ===========    ===========    ===========    ===========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)


                                                                                  SIX MONTHS ENDED
                                                                                    NOVEMBER 30,
                                                                                   2000       1999
                                                                                ---------  ---------

OPERATING ACTIVITIES:
  Net (loss) earnings                                                           $ (4,707)   $  6,039
     ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET CASH
     REQUIRED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                                 2,198       2,125
     Gain on sale of Field Service Group                                              -      (13,794)
     Deferred income taxes and other                                                 242          -
     Loss on sale of fixed assets                                                    181          -
     Changes in operating assets and liabilities:
                    Accounts receivable, net                                       2,516      (1,052)
                    Inventories                                                      342        (870)
                    Prepaid income taxes and other expenses                       (2,975)     (1,720)
                    Other assets                                                    (120)        570
                    Accounts payable                                                 131       1,091
                    Compensation payable                                            (827)         (6)
                    Other accrued liabilities                                        181        (412)
                                                                                --------    --------
NET CASH REQUIRED BY OPERATING ACTIVITIES                                         (2,838)     (8,029)
                                                                                --------    --------

INVESTING ACTIVITIES:
  Sale of Field Service Group                                                         -       13,405
     Purchase of property, plant and equipment, net                                 (668)       (878)
     Purchases of short-term investments                                          (2,997)     (3,811)
     Sales of short-term investments                                               3,692       2,490
                                                                                --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             27      11,206
                                                                                --------    --------

FINANCING ACTIVITIES:
     Repayment of long-term debt                                                      -         (790)
     Cash restricted to collateralize loan                                            -       (6,000)
     Proceeds from issuance of common stock                                          140          27
     Repurchase of Treasury Stock                                                     62        (218)
     Dividends paid                                                                 (516)       (511)
                                                                                --------    --------
NET CASH REQUIRED BY FINANCING ACTIVITIES                                           (314)     (7,492)
                                                                                --------    --------

Effect of exchange rate changes on cash                                               49         (70)
                                                                                --------    --------
Decrease in cash and cash equivalents                                             (3,076)     (4,385)

Cash and cash equivalents at beginning of period                                   5,724       6,972
                                                                                --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,648    $  2,587
                                                                                ========    ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                TAB PRODUCTS CO.

                 SUPPLEMENTAL FINANCIAL DATA - NOTES (UNAUDITED)


1.   BASIS OF PRESENTATION

    The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-K for the fiscal year ended May 31, 2000. The results of operations for the six-month period ended November 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2001. The May 31, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   INVENTORY

     Inventories consisted of the following (in thousands):

                                       NOVEMBER 30, 2000            MAY 31, 2000
                                    ------------------------   -----------------------
         Finished goods                  $     1,844              $       2,164
         Work in process                         329                        273
         Raw materials                         4,230                      4,405
                                    ------------------------   -----------------------
                                         $     6,403             $        6,842
                                    ========================   =======================


3.   DIVIDENDS

     Dividends declared for the six-month periods ended November 30, 2000 and 1999 were as follows:


         RECORD DATE              SHARES OUTSTANDING    DIVIDEND PER SHARE
         -----------              ------------------    ------------------

         Fiscal 2001:
          August 25, 2000             5,120,147             $   .05
          November 24, 2000           5,147,148             $   .05

         Fiscal 2000:
          August 25, 1999             5,024,589             $   .05
          November 24, 1999           5,214,589             $   .05


TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)


4.       SEGMENT REPORTING

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Interim Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Chief Executive Officer. Within the United States, the individuals responsible for operations, marketing and sales report directly to the Interim Chief Executive Officer.

Information about segments (in thousands):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          NOVEMBER 30,            NOVEMBER 30,
                                                    ----------------------   ----------------------
                                                       2000        1999         2000        1999
                                                    ----------  ----------   ----------  ----------
Revenues:
        United States                                $ 22,643    $ 24,736    $ 45,415    $ 50,496
        Canada                                          5,171       4,288      10,132       8,432
        Netherlands                                       965       1,258       1,937       2,235
        Australia                                         986         919       2,006       2,032
                                                     --------    --------    --------    --------
        Consolidated Total                           $ 29,765    $ 31,201    $ 59,490    $ 63,195
                                                     ========    ========    ========    ========

Income (Loss) before income taxes:
        United States                                $ (3,210)   $ (1,812)   $ (8,132)   $ 10,910
        Canada                                            121        (432)        309        (648)
        Netherlands                                       173         190         265         245
        Australia                                         (52)        (85)        (35)        (95)
                                                     --------    --------    --------    --------
        Consolidated Total                           $ (2,968)   $ (2,139)   $ (7,593)   $ 10,412
                                                      ========    =======    ========    ========

Depreciation and amortization:
        United States                                $  1,024    $    862    $  2,011    $  1,842
        Canada                                             56         112         128         221
        Netherlands                                        21          13          36          30
        Australia                                          11          20          23          32
                                                     --------    --------     --------    --------
        Consolidated Total                           $  1,112    $  1,007    $  2,198    $  2,125
                                                      ========    ========    ========    ========


                                                                    NOVEMBER 30, 2000   MAY 31, 2000
                                                                    -----------------   ------------
Long-lived assets:
        United States                                                   $ 12,525          $ 13,585
        Canada                                                               546               733
        Netherlands                                                          121               151
        Australia                                                            212               179
                                                                        --------          --------
        Consolidated Total                                              $ 13,404          $ 14,648
                                                                        ========          ========


Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

TAB PRODUCTS CO., NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(CONTINUED)

5.       NET EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net earnings
(loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the quarters and six-months ended November 30, 2000 and 1999, respectively, are calculated as follows (in thousands, except share data):

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            NOVEMBER 30,                   NOVEMBER 30,
                                                      --------------------------    --------------------------
                                                         2000           1999           2000           1999
                                                      -----------    -----------    -----------    -----------


 NET EARNINGS (LOSS)                                   $   (1,776)   $    (1,241)   $    (4,707)   $     6,039
                                                      -----------    -----------    -----------    -----------

  BASIC:
              Weighted average common shares
              outstanding used in computing
              basic net earnings (loss) per share       5,134,450      5,113,919      5,170,578      5,069,957
                                                      -----------    -----------    -----------    -----------
   BASIC NET EARNINGS (LOSS) PER SHARE                $      (.35)   $     (0.24)   $      (.91)   $      1.19
                                                      ===========    ===========    ===========    ===========

   DILUTED:
              Weighted average common shares
              outstanding                               5,134,450      5,113,919      5,170,578      5,069,957
              Dilutive options outstanding                      -              -              -         17,417
                                                      -----------    -----------    -----------    -----------
              Shares used in computing diluted
              net earnings (loss) per share             5,134,450      5,113,919      5,170,578      5,087,374
                                                      -----------    -----------    -----------    -----------

   DILUTED NET EARNINGS (LOSS) PER SHARE              $      (.35)   $     (0.24)   $      (.91)   $      1.19
                                                      ===========    ===========    ===========    ===========



6.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                NOVEMBER 30,          NOVEMBER 30,
                                             ------------------    -----------------
                                              2000       1999       2000       1999
                                             -------    -------    -------    -------
Net earnings (loss)                          $(1,776)   $(1,241)   $(4,707)    $6,039
Foreign currency translation                    (168)      (442)      (255)      (415)
                                             -------    -------    -------    -------

Comprehensive income (loss)                  $(1,944)   $(1,683)   $(4,962)    $5,624
                                             =======    =======    =======    =======


Accumulated other comprehensive income (loss), net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

                                          NOVEMBER 30,        MAY 31,
                                             2000              2000
Foreign currency translation           $      (972)       $     (717)
                                       =================  =================

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


8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its fiscal 2002 first quarter.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company will change its accounting policy for the recognition of revenue from mobile file storage equipment and potentially certain imaging services. Adoption of the change in accounting related to mobile filing storage equipment will result in revenue being recorded only after installation of such equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. In the third quarter of fiscal 2001, the Company intends to adopt this accounting change through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year 2001, with a restatement of the first two interim quarters to apply the new accounting policy consistently throughout the year. The change in accounting as of the beginning of the year will result in a separately identified charge to the first quarter between $.07 and $.11 per share.

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

FINANCIAL CONDITION

     At November 30, 2000, the Company had cash and short-term investments of $7.1 million, a decrease of $3.8 million from the $10.9 million at May 31, 2000. The Company's working capital position at November 30, 2000 was $28.6 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.5 at November 30, 2000 was lower than the current ratio of 2.7 reported for May 31, 2000. The decrease in cash and working capital are the result of operational losses, the payment of liabilities assumed as a result of the Docucon asset acquisition, which closed on May 25, 2000, and the payment of compensation accrued in the prior year. Offsetting the decrease in cash was an accounts receivable decrease of $2.7 million from $29.7 million on May 31, 2000 to $27.0 million on November 30, 2000 and a decrease in inventories to $6.4 million at November 30, 2000 as compared to $6.8 million at May 31, 2000.

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

     Current liabilities decreased $0.5 million from $19.0 million at May 31, 2000 to $18.5 million at November 30, 2000. The decrease is primarily related to the payment of liabilities assumed as a result of the Docucon asset acquistion.

     Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and associated infrastructure investments, were $0.6 million and $0.7 million for the three months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and six months ended November 30, 2000. Capital expenditures to support operations for fiscal 2001 are expected to total approximately $1.0 million.


     In July 1999, the Company authorized the repurchase of up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares of Common Stock under the repurchase program at a cost of $218,000. The Company has not extended the authorization of the stock repurchase program.

     For the six-month period ended November 30, 2000 and 1999, the Company paid cash dividends of $516,000 and $511,000, respectively.

     The Company currently has no outstanding debt. The Company has entered into a new $5 million secured line of credit with a bank. The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain. The Company believes that its cash and borrowing capacity will provide sufficient working capital for the next twelve months.

     The Company has completed the definitive agreement for the sale of unutilized property and a building for $2.9 million. The Company is in the process of preparing closing documents at this time. Closing is projected for late January 2001.

RESULTS OF OPERATIONS

     REVENUES for the second quarter of fiscal 2001 amounted to $29.8 million, down $1.4 million or 4.5% from the $31.2 million revenue reported in the second quarter of fiscal 2000. Revenues for the six months ended November 30, 2000 were $59.5 million, down $3.7 million or 5.9% from revenues of $63.2 million reported in the first six months of the prior fiscal year. The Company experienced lower U.S. sales of file storage equipment, professional services and technology products partially offset by increases in revenues from filing supplies and imaging services. Revenues for TAB's Canadian operations increased.

     BACKLOG The Company's order booking to invoicing ratio ("book-to-bill ratio") was 1:10:1.0 for the second quarter of fiscal 2001, resulting in a small increase in backlog. The ratio was .94:1.0 in the fourth quarter of fiscal 2000 and .98:1.0 in the first quarter of fiscal 2001. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

     COST OF REVENUE, as a percentage of revenues, was 62.0% for the second quarter of fiscal 2001 as compared to the 59.5% cost of revenue reported in the second quarter of fiscal 2000. Cost of revenues for the second quarter was $18.5 million as compared to the $18.6 million reported in the comparable quarter of fiscal 2000. For the six months ended November 30, 2000 cost of revenues was 63.4% as compared to 59.8% cost of revenue in the first six months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue was primarily due to fixed costs not decreasing as sales volume decreased.

     OPERATING EXPENSES were $14.1 million or 47.5% of total revenues for the second quarter of fiscal 2001 as compared to $14.8 million or 47.4% of total revenues for the second quarter of fiscal 2000. For the six months ended November 30, 2000, operating expenses were $29.3 million or 49.3% of total revenues as compared to $28.6 million for the six month period or 45.3% of total revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by lower revenues, the one-time charge of $1.4 million due to the retirement of the Company's Chief Executive Officer, and increased rent expense for the corporate office due to the sale of the previously owned corporate office partially offset by reduced branch operating expenses and salaries.

     INTEREST, NET, and other expenses was a net expense of $128,000 in the second quarter of fiscal 2001 as compared to $16,000 in net income in the second quarter of fiscal 2000. For the six months ended November 30, 2000 interest, net, and other was a net expense of $15,000 as compared to $127,000 in the prior fiscal year. The increased expense for the three and six months ended November 30, 2000 was primarily due to foreign exchange losses and lower interest earned on the cash balances. There was no debt related interest charge in the six months ended November 30, 2000. Fiscal 2000 contained higher cash balances due to proceeds from the sale of the Field Service Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     INCOME TAX BENEFIT Net losses for the six months ended November 30, 2000 have been reduced by the amount of tax refunds available from the carryback of net operating losses to prior years. The effective rate of 38.0% for the six month period ended November 30, 2000 is lower than the effective rate of 42.2% for the prior fiscal year due to limitation on carrybacks by certain states.

     NET LOSS PER SHARE for the three months ended November 30, 2000 was $0.35 for both basic and diluted shares compared to a loss per share of $0.24 for both basic and diluted shares for the three months ended November 30, 1999. The net loss per share for the six months ended November 30, 2000 was $.91 for both basic and diluted shares compared to earnings per share of $1.19 for both basic and diluted shares for the prior year comparable period.


RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 in its fiscal 2002 first quarter.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company will change its accounting policy for the recognition of revenue from mobile file storage equipment and potentially certain imaging services. Adoption of the change in accounting related to mobile filing storage equipment will result in revenue being recorded only after installation of such equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. In the third quarter of fiscal 2001, the Company intends to adopt this accounting change through a retroactive, cumulative-effect adjustment as of the beginning of the fiscal year 2001, with a restatement of the first two interim quarters to apply the new accounting policy consistently throughout the year. The change in accounting as of the beginning of the year will result in a separately identified charge to the first quarter of between $.07 and $.11 per share.

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

     DISTRIBUTION CHANNELS

     The Company reaches its North American customers through a broad distribution system, which currently includes 24 sales branches in the U.S. and Canada employing approximately 120 account managers who primarily call on large companies and government agencies. The Company currently also has approximately 100 U.S. and Canadian independent Channel Partners who primarily serve medium and smaller size firms. Additional Channel Partners may be appointed in the future. The Company also maintains a call center to receive orders by telephone and intends to expand the call center operation to include outbound solicitation of orders. There can be no assurance that the Company's distribution system will obtain sufficient orders to return the Company to profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED

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

     PROFESSIONAL SERVICES

     The Company's Professional Services business requires submitting bids to customers based on estimates of the time and expense needed to meet various project specifications and deadlines. Failure to estimate accurately and execute within proper estimates has had a negative impact on our gross margins and may continue to do so. Management is developing improved cost controls and management oversight to produce better estimates and project execution. There can be no assurance that these improvements will be successful.

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

     DEMAND FOR PAPER-BASED RECORDS MANAGEMENT MAY DECLINE

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

     The Company's order booking to invoicing ratio ("book-to-bill ratio") was 1:10:1.0 for the second quarter of fiscal 2001, resulting in a small increase in backlog. The ratio was .94:1.0 in the fourth quarter of fiscal 2000 and .98:1.0 in the first quarter of fiscal 2001. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RISKS ASSOCIATED WITH INTERNATIONAL SALES

     International sales accounted for approximately 24% and 21%, respectively of the Company's total revenues in the second quarter of fiscal 2001 and 2000. Fluctuations in currencies negatively impacted the Company in its second quarter and could adversely affect the Company's business, financial condition and results of operations in the future. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

     MANAGEMENT OF GROWTH

     The Company increased its expense levels in fiscal 1999 and 2000 to support planned growth. In fiscal 2001 the Company will be focusing on reducing costs since growth has not materialized as planned. If the cost reduction measures do not align with the current revenue levels, the Company's business, financial condition and results of operations will be materially adversely affected.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

     The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $4.5 million as of November 30, 2000. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

     The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its European subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies. Based on the intercompany balance of $0.1 million at November 30, 2000, a hypothetical 10% adverse change in Netherlands

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Guilders against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The company held its annual meeting of stockholders on September 21, 2000.
               (b) All of management's nominees as listed in the proxy statement were elected. The names of the directors elected are listed and represent the entire Board of Directors as of the annual meeting.
               (c)  The votes for each Director are indicated below:

                      Director                    For               Withheld Authority
                    ---------------         ---------------        --------------------

                    K. S. Hanson              4,339,855                  283,706
                    J.A. Heimbuck             4,337,346                  286,215
                    J. K. Myers               4,344,519                  279,042
                    H. A. Wolf                4,298,088                  325,473

               (d) The company's appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending May 31, 2001 was approved. The vote is indicated below:

                     For                      4,352,320
                     Against                    244,776
                     Abstain                     26,465
                     Non-Vote                         0


ITEM 5.  OTHER INFORMATION

         Gary Ampulski was appointed as a director of the Company on December 14, 2000 and as President and Chief Executive Officer of the Company January 1, 2001.

ITEM 6.  EXHIBITS

        (a)    10.1  Business Loan Agreement between Comerica Bank-California and Tab Products Co. dated November 21, 2000

        (b)    Reports on Form 8-K

               Form 8-K filed September 22, 2000

      -------------------------------------
      (1) Compensatory Plan or Arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TAB PRODUCTS CO.
                                                      (Registrant)



Date:    January 12, 2001                        /s/ David J. Davis
                                                 ---------------------------
                                                 David J. Davis, Senior Vice
                                                 President and Chief
                                                 Financial Officer



Date:    January 12, 2001                        /s/ William R. Kinzie
                                                ----------------------------
                                                William R. Kinzie, Corporate
                                                Controller and Chief Accounting
                                                Officer