Form 10-Q/A
period 2000-08-31
TAB PRODUCTS CO
filed 2001-04-16
CIK 96116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark one)

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter period ended August 31, 2000

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 1-7736

TAB PRODUCTS CO.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-1190862
(State of Incorporation)	(IRS Employer Identification No.)

2130 GOLD STREET, P.O. BOX 649061
SAN JOSE, CALIFORNIA 95164-9061
(Address of principal executive offices)

(408) 586-1600
(Registrant's telephone number—including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of August 31, 2000—5,120,147.

    This report, including all exhibits and attachments, contains 19 pages.

TAB PRODUCTS CO.
INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
ITEM 1	Financial Statements:
	Consolidated Condensed Balance Sheets August 31, 2000 (Restated) and May 31, 2000	3
	Consolidated Condensed Statements of Earnings Three months ended August 31, 2000 (Restated) and 1999	4
	Consolidated Condensed Statements of Cash Flows Three months ended August 31, 2000 (Restated) and 1999	5
	Supplemental Financial Data—Notes (Restated)	6
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)	11
ITEM 3	Quantitative and Qualitative Disclosure About Market Risks	17
	PART II. OTHER INFORMATION
ITEM 6	Exhibits	19
	Signatures	20

Item 1.  Financial Statements

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED as Restated—see Note 10)

(000's omitted except share data)

	August 31, 2000	May 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$4,212	$5,724
Short-term investments	4,104	5,170
Accounts receivable, less allowances of $1,184 and $1,095 for doubtful accounts	23,585	29,685
Inventories	7,210	6,842
Prepaid income taxes and other expenses	7,120	3,837

Total Current Assets	46,231	51,258
Property, plant and equipment, net of accumulated depreciation of $29,548 and $28,845	11,266	12,253
Goodwill, net	7,094	7,387
Other assets	2,491	2,395

Total Assets	$67,082	$73,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,817	$10,024
Compensation payable	1,646	2,911
Other accrued liabilities	5,955	6,099

Total Current Liabilities	16,418	19,034

Deferred taxes and other non-current liabilities	1,391	1,579

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued—none	—	—
Common stock: $.01 par value, authorized 25,000,000 shares, issued—August 2000 and May 2000—7,611,116 shares	76	76
Additional paid-in capital	14,541	15,286
Stock subscriptions—notes receivable	(695)	(1,374)
Retained earnings	67,191	70,573
Treasury stock: August 2000—2,490,969 shares and May 2000—2,404,027 shares	(31,036)	(31,164)
Accumulated other comprehensive loss	(804)	(717)

Total Stockholders' Equity	49,273	52,680

Total Liabilities and Stockholder's Equity	$67,082	$73,293

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED as Restated—see Note 10)

(000's omitted except share data)

	Three Months Ended August 31,
	2000	1999
Revenues	$30,230	$31,994

Costs and Expenses:
Cost of revenues	19,466	19,244
Selling, general and administrative	15,053	13,657
Research and development	197	193

Total Costs and Expenses	34,716	33,094

Operating Loss	(4,486)	(1,100)
Gain on sale of Field Service Group	—	13,794
Interest income (expense), net, and other	113	(143)

(Loss) earnings before income taxes	(4,373)	12,551
(Benefit) provision for income taxes	(1,582)	5,271

Net (Loss) Earnings before cumulative effect of a change in accounting principle	$(2,791)	$7,280
Cumulative effect of a change in accounting principle	(330)	—

Net (Loss) Earnings	$(3,121)	$7,280

Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	$(.54)	$1.45
Cumulative effect on prior years of a change in accounting principle	(.06)	—

Basic net (loss) earnings per share	$(.60)	$1.45

Shares used in computing basic net (loss) earnings per share	5,206,313	5,026,473

Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	$(.54)	$1.44
Cumulative effect on prior years of a change in accounting principle	(.06)	—

Basic net (loss) earnings per share	$(.60)	$1.44

Shares used in computing diluted net (loss) earnings per share	5,206,313	5,049,046

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED as Restated—See Note 10)

(000's omitted)

	Three Months Ended August 31,
	2000	1999
OPERATING ACTIVITIES:
Net (loss) earnings	$(3,121)	$7,280
Cumulative effect of a change in accounting principle	330	—
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Required by Operating Activities:
Depreciation and amortization	1,086	1,118
Deferred income taxes and other	354	—
Gain on sale of Field Service Group	—	(8,001)
Changes in operating assets and liabilities:
Accounts receivable, net	4,874	1,137
Inventories	214	(522)
Prepaid income taxes and other expenses	(3,529)	(1,497)
Other assets	(94)	663
Accounts payable	(1,218)	(163)
Compensation payable	(1,100)	(584)
Other accrued liabilities	(224)	(493)

Net Cash Required by Operating Activities	(2,428)	(1,062)

INVESTING ACTIVITIES:
Sale of Field Service Group	—	13,405
Purchase of property, plant and equipment, net	(134)	(486)
Purchases of short-term investments	(1,487)	(1,820)
Sales of short-term investments	2,553	991

Net Cash Provided By Investing Activities	932	12,090

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(81)
Cash restricted to collateralize loan	—	(6,625)
Proceeds from issuance of common stock	62	—
Repurchase of Treasury Stock	—	(22)
Dividends paid	(256)	(251)

Net Cash Required by Financing Activities	(194)	(6,979)

Effect of exchange rate changes on cash	178	17

Increase (decrease) in cash and cash equivalents	(1,512)	4,066
Cash and cash equivalents at beginning of period	5,724	6,972

Cash and Cash Equivalents at End of Period	$4,212	$11,038

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

SUPPLEMENTAL FINANCIAL DATA—NOTES

(UNAUDITED as Restated—see Note 10)

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

2.  INVENTORY (Restated)

    Inventories consisted of the following (in thousands):

	August 31, 2000	May 31, 2000
Finished goods	$2,597	$2,164
Work in process	297	273
Raw materials	4,316	4,405

	$7,210	$6,842

3.  DIVIDENDS

    Dividends declared for the three month periods ended August 31, 2000 and 1999 were as follows:

Record Date	Shares Outstanding	Dividend Per Share
Fiscal 2001:
August 25, 2000	5,120,147	$0.05
Fiscal 2000:
August 25, 1999	5,024,589	$0.05

4.  SEGMENT REPORTING (Restated)

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

Information about segments:

	Three Months Ended August 31,
	2000	1999
Revenues:
United States	$23,277	$25,760
Canada	4,961	4,144
Netherlands	972	977
Australia	1,020	1,113

Consolidated Total	$30,230	$31,994

Income (Loss) before income taxes:
United States	$(4,670)	$12,722
Canada	188	(216)
Netherlands	92	55
Australia	17	(10)

Consolidated Total	$(4,373)	$12,551

Depreciation and amortization:
United States	$987	$980
Canada	72	109
Netherlands	15	17
Australia	12	12

Consolidated Total	$1,086	$1,118

	August 31, 2000	May 31, 2000
Long-lived assets:
United States	$12,830	$13,585
Canada	583	733
Netherlands	121	151
Australia	223	179

Consolidated Total	$13,757	$14,648

Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5.  NET (LOSS) EARNINGS PER SHARE (Restated)

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

	Three Months Ended August 31,
	2000	1999
Net (Loss) Earnings before cumulative effect of a change in accounting principle	$(2,791)	$7,280
Cumulative effect of a change in accounting principle	(330)	—

Net (Loss) Earnings	$(3,121)	$7,280

BASIC:
Weighted average common shares outstanding used in computing basic net earnings per share	5,206,313	5,026,473

Basic Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(.54)	$1.45
Cumulative effect of a change in accounting principle	(.06)	—

Basic Net (Loss) Earnings Per Share	$(.60)	$1.45

DILUTED:
Weighted average common shares Outstanding	5,206,313	5,026,473
Dilutive options outstanding	—	22,573

Shares used in computing diluted net earnings per share	5,206,313	5,049,046

Diluted Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(.54)	$1.44
Cumulative effect of a change in accounting principle	(.06)	—

Diluted Net (Loss) Earnings Per Share	$(.60)	$1.44

6.  COMPREHENSIVE INCOME (Restated)

    The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

	Three Months Ended August 31,
	2000	1999
Net (loss) earnings	$(3,121)	$7,280
Foreign currency translation	(87)	27

Comprehensive (loss) income	$(3,208)	$7,307

    Accumulated other comprehensive loss, net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

	August 31, 2000	May 31, 2000
Foreign currency translation	$(804)	$(717)

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

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Restated)

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

10.  RESTATEMENT OF FINANCIAL RESULTS—CHANGE IN ACCOUNTING PRINCIPLE

    After evaluation of the Company's revenue recognition policies compared to the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101B ("SAB No. 101") the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect of a change in accounting principle.

Details of the impact on the financial statements for FY2001 first quarter are as follows:

Consolidated Condensed Balance Sheets:

	As Reported	Restated
Accounts Receivable	$24,323	$23,585
Inventories	6,824	7,210
Compensation Payable	1,699	1,646
Deferred taxes and other non-current liabilities	1,501	1,391
Retained Earnings	67,381	67,191

Consolidated Condensed Statement of Earnings:

	As Reported	Restated
Revenues	$29,725	$30,230
Cost of revenues	19,273	19,466
Selling, general and administrative	14,993	15,053
(Loss) earnings before income taxes	(4,625)	(4,373)
(Benefit) provision for income taxes	(1,694)	(1,582)
Net (Loss) Earnings before cumulative effect of a change in accounting principle	(2,931)	(2,791)
Cumulative effect of a change in accounting principle	—	(330)
Net (Loss) Earnings	(2,931)	(3,121)
Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	—	$(0.54)
Cumulative effect on prior years of a change in accounting principle	—	$(0.06)
Basic net (loss) earnings per share	$(0.56)	$(0.60)
Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	—	$(0.54)
Cumulative effect on prior years of a change in accounting principle	—	$(0.06)
Diluted net (loss) earnings per share	$(0.56)	$(0.60)

Consolidated Condensed Statement of Cash Flows:

	As Reported	Restated
Net (Loss) Earnings	$(2,931)	$(3,121)
Cumulative effect of a change in accounting principle	—	330
Deferred income taxes and other	242	354
Accounts receivable	5,379	4,874
Inventories	21	214
Compensation payable	(1,160)	(1,100)

    The effect on the Net Loss before cumulative effect of a change in accounting principle for the three months ended August 31, 2000 was a decrease in the loss of $140,000. The Cumulative effect of the change in accounting principle was a charge of $330,000. The effect on the Net Loss for the three months was an increase in the Net Loss of $190,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

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

Financial Condition (Restated)

    At August 31, 2000 the Company had cash and short-term investments of $8.3 million, a decrease of $2.6 million from the $10.9 million at May 31, 2000. The Company's working capital position at August 31, 2000 was $29.8 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.8 at August 31, 2000 was higher than the current ratio of 2.7 reported for May 31, 2000. The decrease in cash and working capital are the result of the payment of liabilities assumed as a result of the Docucon acquisition, which closed on May 25, 2000, and the payment of compensation accrued in the prior year. Offsetting the decrease in cash was an accounts receivable decrease of $6.1 million from $29.7 million on May 31, 2000 to $23.6 million on August 31, 2000. Inventories at August 31, 2000 were $0.4 million higher than the $6.8 million at May 31, 2000.

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

    After evaluation of the Company's revenue recognition policies compared to the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101B ("SAB No. 101") the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect of a change in accounting principle.

Results of Operations (Restated)

    Revenues for the first quarter of fiscal 2001 amounted to $30.2 million, down $1.8 million or 5.6% from $32.0 million revenue for the first quarter of fiscal 2000. The decline is primarily related to a decrease in the sales of filing supplies and file storage equipment only partially offset by higher U.S. revenue from services and higher revenues from TAB's Canadian operation.

    Backlog  The Company's order booking to invoicing ratio ("book-to-bill ratio") was 1.1:1.0 for the first three quarters of fiscal 2000, resulting in a substantial increase in backlog. The ratio dropped to .94:1.0 in the fourth quarter of fiscal 2000, causing a reduction of backlog. There was a further small reduction of backlog in the first quarter of fiscal 2001 although the ratio improved to .98:1.0. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

    Cost of Revenues, as a percentage of revenues, was 64.4% for the first quarter of fiscal 2001 as compared to the 60.1% cost of revenues reported in the first quarter of fiscal 2000 on comparable revenues. Cost of revenues for the first quarter was $19.5 million as compared to the $19.2 million amount reported in the comparable quarter of fiscal 2000. The increase in cost of revenues, as a percentage of revenues, was the result of higher costs of professional services and higher fixed costs related to imaging services.

    Operating Expenses were $15.3 million or 50.4% of total revenues for the first quarter of fiscal 2001 as compared to $13.9 million or 43.3% of total revenues for the first quarter of fiscal 2000. The increase in operating expenses as a percentage of revenues was primarily due to lower revenues and a one-time charge of $1.4 million due to the retirement of the Company's Chief Executive Officer.

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

    Earnings (Loss) Per Share for the three months ended August 31, 2000 was a loss of $.54 per share for both basic and diluted shares, respectively, compared to a gain of $1.45 per share for basic and a gain of $1.44 per share for diluted shares for the three months ended August 31, 1999.

    Cumulative Effect of a Change in Accounting Principle  Adoption of a change in accounting for the recognition of revenue related to mobile filing systems necessitated a cumulative effect adjustment of $.3 million as of the beginning of the first quarter of fiscal year 2001.

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

Restatement of Financial Results—Change in Accounting Principle

    After evaluation of the Company's revenue recognition policies compared to the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101B ("SAB No. 101") the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.

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

TAB PRODUCTS CO. (Registrant)
Date: April 16, 2001	/s/ DAVID J. DAVIS David J. Davis, Senior Vice President and Chief Financial Officer
Date: April 16, 2001	/s/ ROBERT J. CRECCA Robert J. Crecca, Corporate Controller and Chief Accounting Officer

QuickLinks

  Item 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS