Form 10-Q/A
period 2000-11-30
TAB PRODUCTS CO
filed 2001-04-16
CIK 96116

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of November 30, 2000 — 5,163,780.

    This report, including all exhibits and attachments, contains 26 pages.

TAB PRODUCTS CO.

INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1	Financial Statements:
	Consolidated Condensed Balance Sheets November 30, 2000 (Restated) and May 31, 2000	3
	Consolidated Condensed Statements of Earnings Three months and Six months ended November 30, 2000 (Restated) and 1999	4
	Consolidated Condensed Statements of Cash Flows Six months ended November 30, 2000 (Restated) and 1999	5
	Supplemental Financial Data—Notes (Restated)	6
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)	12
ITEM 3	Quantitative and Qualitative Disclosure About Market Risks	18
PART II. OTHER INFORMATION
ITEM 4	Submission of Matters to a Vote of Security Holders	20
ITEM 6	Exhibits	20
	Signatures	21

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED as Restated—See Note 9)

(000's omitted except share data)

	November 30, 2000	May 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$2,648	$5,724
Short-term investments	4,475	5,170
Accounts receivable, less allowances of $1,163 and $1,095 for doubtful accounts	26,462	29,685
Inventories	6,675	6,842
Prepaid income taxes and other expenses	6,554	3,837

Total Current Assets	46,814	51,258

Property, plant and equipment, net of accumulated depreciation of $29,922 and $28,845	10,890	12,253
Goodwill, net	6,790	7,387
Other assets	2,514	2,395

Total Assets	$67,008	$73,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,094	$10,024
Compensation payable	2,028	2,911
Other accrued liabilities	6,341	6,099

Total Current Liabilities	18,463	19,034

Deferred taxes and other non-current liabilities	1,293	1,579

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued—none	—	—
Common stock: $.01 par value, authorized 25,000,000 shares, issued—November 2000—7,654,749 shares and May 2000—7,611,116 shares	77	76
Additional paid-in capital	14,681	15,286
Deferred compensation	(695)	(1,374)
Retained earnings	65,208	70,573
Treasury stock: November 2000—2,490,969 shares and May 2000—2,404,027 shares	(31,036)	(31,164)
Accumulated other comprehensive loss	(972)	(717)

Total Stockholders' Equity	47,263	52,680

Total Liabilities and Stockholder's Equity	$67,020	$73,293

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(UNAUDITED as Restated—see Note 9)

(000's omitted except share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2000	1999	2000	1999
Revenues	$29,962	$31,201	$60,192	$63,195

Costs and Expenses:
Cost of revenues	18,573	18,561	38,038	37,805
Selling, general and administrative	14,004	14,591	29,090	28,248
Research and development	162	204	359	397

Total Costs and Expenses	32,739	33,356	67,487	66,450

Operating Loss	(2,777)	(2,155)	(7,295)	(3,255)
Gain on sale of Field Service Group	—	—	—	13,794
Interest, net, and other	(128)	16	(15)	(127)

(Loss) earnings before income taxes	(2,905)	(2,139)	(7,310)	10,412
(Benefit) provision for income taxes	(1,177)	(898)	(2,759)	4,373

Net (Loss) Earnings before cumulative change in accounting principle	$(1,728)	$(1,241)	$(4,551)	$6,039
Cumulative effect of a change in accounting principle	—	—	(330)	—

Net (Loss) Earnings	$(1,728)	$(1,241)	$(4,881)	$6,039

Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.34)	$(0.24)	$(0.88)	$1.19
Cumulative effect of a change in accounting principle	—	—	(0.06)	—

Basic net (loss) earnings per share	$(0.34)	$(0.24)	$(0.94)	$1.19

Shares used in computing basic net (loss) earnings per share	5,134,450	5,113,919	5,170,578	5,069,957

Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.34)	$(0.24)	$(0.88)	$1.19
Cumulative effect of a change in accounting principle	—	—	(0.06)	—

Diluted net (loss) earnings per share	$(0.34)	$(0.24)	$(0.94)	$1.19

Shares used in computing diluted net (loss) earnings per share	5,134,450	5,113,919	5,170,578	5,087,374

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED as Restated—see Note 9)

(000's omitted)

	Six Months Ended November 30,
	2000	1999
OPERATING ACTIVITIES:
Net (loss) earnings	$(4,881)	$6,039
Cumulative effect of a change in accounting principle	330	—
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Required by Operating Activities:
Depreciation and amortization	2,198	2,125
Gain on sale of Field Service Group	—	(13,794)
Deferred income taxes and other	369	—
Loss on sale of fixed assets	181	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,814	(1,052)
Inventories	648	(870)
Prepaid income taxes and other expenses	(2,975)	(1,720)
Other assets	(120)	570
Accounts payable	131	1,091
Compensation payable	(714)	(6)
Other accrued liabilities	181	(412)

Net Cash Required by Operating Activities	(2,838)	(8,029)

INVESTING ACTIVITIES:
Sale of Field Service Group	—	13,405
Purchase of property, plant and equipment, net	(668)	(878)
Purchases of short-term investments	(2,997)	(3,811)
Sales of short-term investments	3,692	2,490

Net Cash Provided By Investing Activities	27	11,206

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(790)
Cash restricted to collateralize loan	—	(6,000)
Proceeds from issuance of common stock	140	27
Repurchase of Treasury Stock	62	(218)
Dividends paid	(516)	(511)

Net Cash Required by Financing Activities	(314)	(7,492)

Effect of exchange rate changes on cash	49	(70)

Decrease in cash and cash equivalents	(3,076)	(4,385)
Cash and cash equivalents at beginning of period	5,724	6,972

Cash and Cash Equivalents at End of Period	$2,648	$2,587

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

SUPPLEMENTAL FINANCIAL DATA—NOTES

(UNAUDITED as Restated—see Note 9)

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

2. INVENTORY (Restated)

    Inventories consisted of the following (in thousands):

	November 30, 2000	May 31, 2000
Finished goods	$2,116	$2,164
Work in process	329	273
Raw materials	4,230	4,405

	$6,675	$6,842

3. DIVIDENDS

    Dividends declared for the six-month periods ended November 30, 2000 and 1999 were as follows:

Record Date	Shares Outstanding	Dividend Per Share
Fiscal 2001:
August 25, 2000	5,120,147	$.05
November 24, 2000	5,147,148	$.05
Fiscal 2000:
August 25, 1999	5,024,589	$.05
November 24, 1999	5,214,589	$.05

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

    Information about segments (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2000	1999	2000	1999
Revenues:
United States	$22,840	$24,736	$46,117	$50,496
Canada	5,171	4,288	10,132	8,432
Netherlands	965	1,258	1,937	2,235
Australia	986	919	2,006	2,032

Consolidated Total	$29,962	$31,201	$60,192	$63,195

Income (Loss) before income taxes:
United States	$(3,147)	$(1,812)	$(7,849)	$10,910
Canada	121	(432)	309	(648)
Netherlands	173	190	265	245
Australia	(52)	(85)	(35)	(95)

Consolidated Total	$(2,905)	$(2,139)	$(7,310)	$10,412

Depreciation and amortization:
United States	$1,024	$862	$2,011	$1,842
Canada	56	112	128	221
Netherlands	21	13	36	30
Australia	11	20	23	32

Consolidated Total	$1,112	$1,007	$2,198	$2,125

	November 30, 2000	May 31, 2000
Long-lived assets:
United States	$12,525	$13,585
Canada	546	733
Netherlands	121	151
Australia	212	179

Consolidated Total	$13,404	$14,648

    Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5. NET EARNINGS (LOSS) PER SHARE (Restated)

    Basic earnings (loss) per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the quarters and six-months ended November 30, 2000 and 1999, respectively, are calculated as follows (in thousands, except share data):

	Three Months Ended November 30,		Six Months Ended November 30,
	2000	1999	2000	1999
Net Earnings (Loss) before cumulative effect of a change in accounting principle	$(1,728)	$(1,241)	$(4,551)	$6,039
Cumulative effect of a change in accounting principle	—	—	(330)	—

Net (Loss) Earnings	$(1,728)	$(1,241)	$(4,881)	$6,039

Basic:
Weighted average common shares outstanding used in computing basic net earnings (loss) per share	5,134,450	5,113,919	5,170,578	5,069,957

Basic Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(0.34)	$(0.24)	$(0.88)	$1.19
Cumulative effect of a change in accounting principle	—	—	(0.06)	—

Basic Net (Loss) Earnings Per Share	$(0.34)	$(0.24)	$(0.94)	$1.19

Diluted:
Weighted average common shares outstanding	5,134,450	5,113,919	5,170,578	5,069,957
Dilutive options outstanding	—	—	—	17,417

Shares used in computing diluted net earnings (loss) per share	5,134,450	5,113,919	5,170,578	5,087,374

Diluted Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(0.34)	$(0.24)	$(0.88)	$1.19
Cumulative effect of a change in accounting principle	—	—	(0.06)	—

Diluted Net (Loss) Earnings Per Share	$(0.34)	$(0.24)	$(0.94)	$1.19

6. COMPREHENSIVE INCOME (LOSS) (Restated)

    The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2000	1999	2000	1999
Net earnings (loss)	$(1,728)	$(1,241)	$(4,881)	$6,039
Foreign currency translation	(168)	(442)	(255)	(415)

Comprehensive income (loss)	$(1,896)	$(1,683)	$(5,136)	$5,624

    Accumulated other comprehensive income (loss), net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

	November 30, 2000	May 31, 2000
Foreign currency translation	$(972)	$(717)

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101

9. RESTATEMENT OF FINANCIAL RESULTS—CHANGE IN ACCOUNTING PRINCIPLE

    After evaluation of the Company's revenue recognition policies compared to the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101B ("SAB No. 101") the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10 Q filings to properly reflect the beginning of the year recording of the cumulative effect of a change in accounting principle.

    Details of the impact on the financial statements for FY2001 first quarter are as follows:

Consolidated Condensed Balance Sheets:

	As Reported	Restated
Accounts Receivable	$27,003	$26,462
Inventories	6,403	6,675
Compensation Payable	2,061	2,028
Deferred taxes and other non-current liabilities	1,376	1,293
Retained Earnings	65,350	65,208

Consolidated Condensed Statement of Earnings:

	For the Three Months Ended November 30, 2000		For the Six Months Ended November 30, 2000
	As Reported	Restated	As Reported	Restated
Revenues	$29,765	$29,962	$59,490	$60,192
Cost of revenues	18,459	18,573	37,732	38,038
Selling, general and administrative	13,984	14,004	28,977	29,090
(Loss) earnings before income taxes	(2,968)	(2,905)	(7,593)	(7,310)
(Benefit) provision for income taxes	(1,192)	(1,177)	(2,886)	(2,759)
Net (Loss) Earnings before cumulative effect of a change in accounting principle	(1,776)	(1,728)	(4,707)	(4,551)
Cumulative effect of a change in accounting principle	—	—	—	(330)
Net (Loss) Earnings	(1,776)	(1,728)	(4,707)	(4,881)
Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	—	$(0.34)	—	$(0.88)
Cumulative effect on prior years of a change in accounting principle	—	—	—	$(0.06)
Basic net (loss) earnings per share	$(0.35)	$(0.34)	$(0.91)	$(0.94)
Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	—	$(0.34)	—	$(0.88)
Cumulative effect on prior years of a change in accounting principle	—	—	—	$(0.06)
Diluted net (loss) earnings per share	$(0.35)	$(0.34)	$(0.91)	$(0.94)

Consolidated Condensed Statement of Cash Flows:

	As Reported	Restated
Net (Loss) Earnings	$(4,707)	$(4,881)
Cumulative effect of a change in accounting principle	—	330
Deferred income taxes and other	242	369
Accounts receivable	2,516	1,814
Inventories	342	648
Compensation payable	(827)	(714)

    The effect on the Net Loss before cumulative effect of a change in accounting principle for the three and six months ended November 30, 2000 was a decrease in the loss of $48,000 and $156,000, respectively. The Cumulative effect of the change in accounting principle was a charge of $330,000. The effect on the Net Loss for the second fiscal quarter was a $48,000 reduction of the loss. The effect on the Net loss for the second fiscal quarter was a $48,000 reduction of the loss. The effect on the Net Loss for the six months was a $174,000 increase in the loss.

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

Financial Condition (Restated)

    At November 30, 2000, the Company had cash and short-term investments of $7.1 million, a decrease of $3.8 million from the $10.9 million at May 31, 2000. The Company's working capital position at November 30, 2000 was $28.4 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.5 at November 30, 2000 was lower than the current ratio of 2.7 reported for May 31, 2000. The decrease in cash and working capital are the result of operational losses, the payment of liabilities assumed as a result of the Docucon asset acquisition, which closed on May 25, 2000, and the payment of compensation accrued in the prior year. Offsetting the decrease in cash was an accounts receivable decrease of $3.2 million from $29.7 million on May 31, 2000 to $26.5 million on November 30, 2000 and a decrease in inventories to $6.7 million at November 30, 2000 as compared to $6.8 million at May 31, 2000.

    Pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Service Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consisted of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in the first quarter of fiscal year 2000.

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

    Current liabilities decreased $0.5 million from $19.0 million at May 31, 2000 to $18.5 million at November 30, 2000. The decrease is primarily related to the payment of liabilities assumed as a result of the Docucon asset acquisition.

    Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and associated infrastructure investments, were $0.6 million and $0.7 million for the three months and six months ended November 30, 2000. Capital expenditures to support operations for fiscal 2001 are expected to total approximately $1.0 million.

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

    Revenues for the second quarter of fiscal 2001 amounted to $30.0 million, down $1.2 million or 3.8% from the $31.2 million revenue reported in the second quarter of fiscal 2000. Revenues for the six months ended November 30, 2000 were $60.2 million, down $3.0 million or 4.7% from revenues of $63.2 million reported in the first six months of the prior fiscal year. The Company experienced lower U.S. sales of file storage equipment, professional services and technology products partially offset by increases in revenues from filing supplies and imaging services. Revenues for TAB's Canadian operations increased.

    Backlog  The Company's order booking to invoicing ratio ("book-to-bill ratio") was 1:10:1.0 for the second quarter of fiscal 2001, resulting in a small increase in backlog. The ratio was .94:1.0 in the fourth quarter of fiscal 2000 and .98:1.0 in the first quarter of fiscal 2001. There can be no assurance that the Company's book-to-bill ratio will continue to improve.

    Cost of Revenue, as a percentage of revenues, was 62.0% for the second quarter of fiscal 2001 as compared to the 59.5% cost of revenue reported in the second quarter of fiscal 2000. Cost of revenues for the second quarter of fiscal year 2001 was the same as the previous year quarter at $18.6 million. For the six months ended November 30, 2000 cost of revenues was 63.2% as compared to 59.8% cost of revenue in the first six months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue was primarily due to fixed costs not decreasing as sales volume decreased.

    Operating Expenses were $14.2 million or 47.3% of total revenues for the second quarter of fiscal 2001 as compared to $14.8 million or 47.4% of total revenues for the second quarter of fiscal 2000. For the six months ended November 30, 2000, operating expenses were $29.4 million or 48.9% of total revenues as compared to $28.6 million for the six-month period or 45.3% of total revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues for the six month period ended November 30, 2000, was primarily driven by lower revenues, the one-time charge of $1.4 million due to the retirement of the Company's Chief Executive Officer, and increased rent expense for the corporate office due to the sale of the previously owned corporate office partially offset by reduced branch operating expenses and salaries.

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

    Income Tax Benefit  Net losses for the six months ended November 30, 2000 have been reduced by the amount of tax refunds available from the carryback of net operating losses to prior years. The effective rate of 38.0% for the six-month period ended November 30, 2000 is lower than the effective rate of 42.2% for the prior fiscal year due to limitation on carrybacks by certain states.

    Net Loss Per Share for the three months ended November 30, 2000 was $0.34 for both basic and diluted shares compared to a loss per share of $0.24 for both basic and diluted shares for the three months ended November 30, 1999. The net loss per share for the six months ended November 30, 2000 was $.94 for both basic and diluted shares compared to earnings per share of $1.19 for both basic and diluted shares for the prior year comparable period.

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

    The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its European subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies. Based on the intercompany balance of

$0.1 million at November 30, 2000, a hypothetical 10% adverse change in Netherlands Guilders against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

  (c)
  The votes for each Director are indicated below:

Director	For	Withheld Authority
K. S. Hanson	4,339,855	283,706
J. A. Heimbuck	4,337,346	286,215
J. K. Myers	4,344,519	279,042
H. A. Wolf	4,298,088	325,473
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

QuickLinks

TAB PRODUCTS CO.
INDEX
TAB PRODUCTS CO. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED as Restated—See Note 9) (000's omitted except share data)
TAB PRODUCTS CO. CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED as Restated—see Note 9) (000's omitted except share data)
TAB PRODUCTS CO. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED as Restated—see Note 9) (000's omitted)
TAB PRODUCTS CO. SUPPLEMENTAL FINANCIAL DATA—NOTES (UNAUDITED as Restated—see Note 9)
PART II: OTHER INFORMATION