Form 10-Q
period 2001-02-28
TAB PRODUCTS CO
filed 2001-04-16
CIK 96116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter period ended February 28, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding as of February 28, 2001 - 5,168,495.

    This report, including all exhibits and attachments, contains 33 pages.

TAB PRODUCTS CO.
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
ITEM 1	Financial Statements:
	Consolidated Condensed Balance Sheets February 28, 2001 and May 31, 2000	3
	Consolidated Condensed Statements of Earnings Three months and Nine months ended February 28, 2001 and February 29, 2000	4
	Consolidated Condensed Statements of Cash Flows Nine months ended February 28, 2001 and February 29, 2000	5
	Supplemental Financial Data—Notes	6
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3	Quantitative and Qualitative Disclosure About Market Risks	18
PART II. OTHER INFORMATION
ITEM 4	Submission of Matters to a Vote of Security Holders	19
ITEM 6	Exhibits	19
	Signatures	20

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(000's omitted except share data)

	February 28, 2001	May 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$7,075	$5,724
Short-term investments	3,900	5,170
Accounts receivable, less allowances of $1,045 and $1,095 for doubtful accounts,	22,101	29,685
Inventories	5,765	6,842
Prepaid income taxes and other expenses	6,537	3,837

Total Current Assets	45,378	51,258

Property, plant and equipment, net of accumulated depreciation of $27,921 and $28,845	7,738	12,253
Goodwill, net	6,668	7,387
Other assets	2,627	2,395

Total Assets	$62,411	$73,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,843	$10,024
Compensation payable	2,335	2,911
Other accrued liabilities	4,648	6,099

Total Current Liabilities	15,826	19,034

Deferred taxes and other non-current liabilities	1,447	1,579

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued—none	—	—
Common stock: $.01 par value, authorized 25,000,000 shares, issued—February 2001—7,704,464 shares and May 2000—7,611,116 shares	77	76
Additional paid-in capital	15,098	15,286
Deferred compensation	(397)	(1,374)
Retained earnings	62,881	70,573
Treasury stock: February 2001—2,535,969 shares and May 2000—2,404,027 shares	(31,597)	(31,164)
Accumulated other comprehensive loss	(924)	(717)

Total Stockholders' Equity	45,138	52,680

Total Liabilities and Stockholder's Equity	$62,411	$73,293

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

(000's omitted except share data)

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2001	2000	2001	2000
Revenues	$29,143	$32,727	$89,335	$95,922

Costs and Expenses:
Cost of revenues	17,917	20,169	55,955	57,974
Selling, general and administrative	15,491	15,087	44,548	43,335
Research and development	182	237	541	634

Total Costs and Expenses	33,590	35,493	101,044	101,943

Operating Loss	(4,447)	(2,766)	(11,709)	(6,021)
Gain on sale of Field Service Group	—	—	—	13,794
Gain on the sale of property	1,064	12,623	1,064	12,623
Interest, net, and other	28	85	13	(42)

(Loss) earnings before income taxes	(3,355)	9,942	(10,632)	20,354
(Benefit) provision for income taxes	(1,029)	4,432	(3,788)	8,805

Net (Loss) Earnings before cumulative effect of a change in an accounting principle	$(2,326)	$5,510	$(6,844)	$11,549
Cumulative effect of a change in accounting principle	—	—	(330)	—

Net (Loss) Earnings	$(2,326)	$5,510	$(7,174)	$11,549

Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.45)	$1.06	$(1.33)	$2.26
Cumulative effect on prior years of a change in accounting principle	—	—	(0.06)

Basic net (loss) earnings per share	$(0.45)	$1.06	$(1.39)	$2.26

Shares used in computing basic net (loss) earnings per share	5,166,678	5,212,199	5,169,292	5,117,198

Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.45)	$1.06	$(1.33)	$2.25
Cumulative effect on prior years of a change in accounting principle	—	—	(0.06)	—

Diluted net (loss) earnings per share	$(0.45)	$1.06	$(1.39)	$2.25

Shares used in computing diluted net (loss) earnings per share	5,166,678	5,215,060	5,169,292	5,124,806

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000's omitted)

	Nine Months Ended February 28/29
	2001	2000
OPERATING ACTIVITIES:
Net (loss) earnings	$(6,844)	$11,549
Cumulative Effect of a change in accounting principle	(330)
Adjustments to Reconcile Net (Loss) Earnings to Net Cash
Required by Operating Activities:
Depreciation and amortization	4,294	3,160
Gain on sale of Field Service Group	—	(13,794)
Gain on sale of Property	(1,119)	(12,623)
Deferred income taxes and other	334	—
Loss on sale of fixed assets	143	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,923	(394)
Inventories	1,276	(759)
Prepaid income taxes and other expenses	(2,843)	(484)
Other assets	(361)	(391)
Accounts payable	(1,124)	1,071
Compensation payable	(575)	359
Other accrued liabilities	(1,335)	3,782

Net Cash Required by Operating Activities	(1,561)	(8,524)

INVESTING ACTIVITIES:
Sale of Field Service Group	—	13,405
Sale of Property	2,725	17,505
Purchase of property, plant and equipment, net	(715)	(1,172)
Purchases of short-term investments	(5,445)	(4,661)
Sales of short-term investments	6,715	4,028

Net Cash Provided By Investing Activities	3,280	29,105

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(1,664)
Cash restricted to collateralize loan	—	(6,000)
Proceeds from issuance of common stock	292	31
Repurchase of Treasury Stock	62	(218)
Dividends paid	(516)	(772)

Net Cash Required by Financing Activities	(162)	(8,623)

Effect of exchange rate changes on cash	(206)	(111)

Decrease in cash and cash equivalents	1,351	11,847
Cash and cash equivalents at beginning of period	5,724	6,972

Cash and Cash Equivalents at End of Period	$7,075	$18,819

See Notes to Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

SUPPLEMENTAL FINANCIAL DATA—NOTES (UNAUDITED)

1.  BASIS OF PRESENTATION

    The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-K for the fiscal year ended May 31, 2000. The results of operations for the nine-month period ended February 28, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2001. The May 31, 2000 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORY

    Inventories consisted of the following (in thousands):

	February 28, 2001	May 31, 2000
Finished goods	$1,587	$2,164
Work in process	274	273
Raw materials	3,904	4,405

	$5,765	$6,842

3.  DIVIDENDS

    Dividends declared for the nine-month periods ended February 28, 2001 and February 29, 2000 were as follows:

Record Date	Shares Outstanding	Dividend Per Share
Fiscal 2001:
August 25, 2000	5,120,147	$.05
November 24, 2000	5,147,148	$.05
Fiscal 2000:
August 25, 1999	5,024,589	$.05
November 24, 1999	5,214,589	$.05
February 25, 2000	5,207,089	$.05

    On March 27, 2001, the Company's Board of Directors discontinued the dividend on common stock of the Company.

4.  Segment Reporting

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include United States,

Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Chief Executive Officer. Within the United States, the individuals responsible for operations, marketing and sales report directly to the Chief Executive Officer.

Information about segments (in thousands):

	Three Months Ended February 28/29		Nine Months Ended February 28/29,
	2001	2000	2001	2000
Revenues:
United States	$21,248	$25,199	$67,365	$75,695
Canada	5,532	5,352	15,663	13,784
Netherlands	1,349	1,434	3,286	3,669
Australia	1,014	742	3,020	2,774

Consolidated Total	$29,143	$32,727	$89,335	$95,922

Income (Loss) before income taxes:
United States	$(4,001)	$9,424	$(11,817)	$20,334
Canada	107	292	416	(356)
Netherlands	507	335	772	580
Australia	32	(109)	(3)	(204)

Consolidated Total	$(3,355)	$9,942	$(10,632)	$20,354

Depreciation and amortization:
United States	$1,903	$969	$3,914	$2,811
Canada	160	35	288	256
Netherlands	27	14	63	44
Australia	6	17	29	49

Consolidated Total	$2,096	$1,035	$4,294	$3,160

	February 28, 2000	May 31, 2000
Long-lived assets:
United States	$9,515	$13,585
Canada	528	733
Netherlands	121	151
Australia	201	179

Consolidated Total	$10,365	$14,648

Geographic revenues are based on the country from which customers are invoiced. Income before tax is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5.  NET EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net earnings by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the quarters and nine-months ended February 28/29, 2001 and 2000, respectively, are calculated as follows (in thousands, except share data):

	Three Months Ended February 28/29,		Nine Months Ended February 28/29,
	2001	2000	2001	2000
Net (Loss) Earnings before cumulative effect of a change in accounting principle	$(2,236)	$5,510	$(6,844)	$11,549
Cumulative effect of a change in accounting principle	—	—	(330)	—
Net (Loss) Earnings	$(2,236)	$5,510	$(7,174)	$11,549
Basic:
Weighted average common shares outstanding used in computing basic net earnings (loss) per share	5,166,678	5,212,199	5,169,292	5,117,198

Basic Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(0.45)	$1.06	$(1.33)	$2.26
Cumulative effect of a change in accounting principle	—	—	(0.06)	—

Basic Net (Loss) Earnings Per Share	$(0.45)	$1.06	$(1.39)	$2.26

Diluted:
Weighted average common shares Outstanding	5,166,678	5,212,199	5,169,292	5,117,198
Dilutive options outstanding	—	2,861	—	7,608

Shares used in computing diluted net earnings (loss) per share	5,166,678	5,215,060	5,169,292	5,124,806

Diluted Net (Loss) Earnings Per Share before cumulative effect of a change in accounting principle	$(0.45)	$1.06	$(1.33)	$2.25
Cumulative effect of a change in accounting principle	—	—	(0.06)	—
Diluted Net (Loss) Per Share	$(0.45)	$1.06	$(1.39)	$2.25

6.  COMPREHENSIVE INCOME (LOSS)

    The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended February 28/29		Nine Months Ended February 28/29,
	2001	2000	2001	2000
Net earnings (loss)	$(2,236)	$5,510	$(7,174)	$11,549
Foreign currency translation	48	(202)	(207)	(617)

Comprehensive income (loss)	$(2,188)	$5,308	$(7,381)	$10,932

Accumulated other comprehensive income (loss), net of tax, presented on the accompanying consolidated condensed balance sheets consists of the following (in thousands):

	February 28, 2001	May 31, 2000
Foreign currency translation	$(924)	$(717)

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

9.  CHANGE IN ACCOUNTING PRINCIPLE

    After evaluation of the Company's revenue recognition policies compared to the guidance in the Securities and Exchange Commission's Staff Accounting Bulletin No. 101B ("SAB No. 101") the

Company has changed its accounting policy for revenue from the sale of mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the cumulative effect of a change in accounting principle. The effect on the Net Loss before cumulative effect of a change in accounting principle for the three and nine months ended February 28, 2001 was a decrease in the loss of $118,000 and $274,000, respectively. The Cumulative effect of the change in accounting principle was a charge of $330,000. The effect on the Net Loss for the third fiscal quarter was a $118,000 reduction in the loss. The effect on the Net Loss for the third fiscal quarter was a $118,000 reduction in the loss. The effect on the Net Loss for the nine months was an increase in the Net Loss of $56,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions.

    Although forward-looking statements in this report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Business Environment and Risk Factors" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects. The Company is not under any obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company.

Financial Condition

    At February 28, 2001, the Company had cash and short-term investments of $11.0 million, an increase of $.1 million from the $10.9 million at May 31, 2000. The Company's working capital position at February 28, 2001 was $29.6 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.9 at February 28, 2001 was higher than the current ratio of 2.7 reported for May 31, 2000. The increase in cash is the result of the proceeds from the sale of property offset by operational losses, the payment of liabilities assumed as a result of the Docucon asset acquisition, which closed on May 25, 2000, and the payment of compensation accrued in the prior year. A reduction in accounts receivable of $7.6 million from $29.7 million on May 31, 2000 to $22.1 million on February 28, 2001 and a decrease in inventories to $5.8 million at February 28, 2001 as compared to $6.8 million at May 31, 2000 also contributed to the improved cash position at February 28, 2001. The decrease in working capital is primarily the result of the above-mentioned decrease in accounts receivable and inventory. The Company has increased efforts to reduce both accounts receivable and inventory in order to reduce working capital requirements.

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

    Current liabilities decreased $3.2 million from $19.0 million at May 31, 2000 to $15.8 million at February 28, 2001. The decrease is primarily related to the payment of liabilities assumed as a result of the Docucon asset acquistion.

    Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and associated infrastructure investments, were $0.1 million and $0.7 million for the three months and nine months ended February 28, 2001. Capital expenditures to support operations for fiscal 2001 are expected to total approximately $1.0 million.

    In July 1999, the Company authorized the repurchase of up to 300,000 shares of Common Stock from time to time at prevailing market prices. The authorization was effective until July 2000. During fiscal 2000 the Company repurchased 33,100 shares of Common Stock under the repurchase program at a cost of $218,000. The Company has not extended the authorization of the stock repurchase program.

    For the nine-month period ended February 28, 2001 and 2000, the Company paid cash dividends of $516,000 and $772,000, respectively. On March 27, 2001, the Company's Board of Directors discontinued the dividend on common stock of the Company.

    The Company currently has no outstanding debt. The Company has entered into a new $5 million secured line of credit with a bank. The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain. The Company believes that its current cash, future cash flows and borrowing capacity will provide sufficient working capital for the next twelve months. The Company's cash flow in its fiscal fourth quarter will be negatively impacted by the relocation of the corporate office from San Jose, Ca to Vernon Hills, IL. In the quarter payments will be made to employees for severance, to vendors for moving costs and the Company will have duplicate salary expense incurred during training of new employees. The Company intends on accelerating the filing of its tax return for fiscal 2001 in order to expedite a refund of prior year taxes due to operating loss carrybacks. The Company estimates this refund will be at least $3 million.

    On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The gross sales price was $18 million and resulted in a pre-tax gain of $12.6 million for the Company.

    On February 16, 2001 the Company completed the sale of unutilized property and a building for $2.9 million. In connection with the sale the Company recorded a pre-tax gain on sale of $1.1 million in the third quarter of fiscal year 2001.

Results of Operations

    Revenues for the third quarter of fiscal 2001 amounted to $29.1 million, down $3.6 million or 11% from the $32.7 million revenue reported in the third quarter of fiscal 2000. Revenues for the nine months ended February 28, 2001 were $89.3 million, down $6.6 million or 6.9% from revenues of $95.9 million reported in the first nine months of the prior fiscal year. The Company experienced lower

U.S. sales of file storage equipment, systems furniture, professional services and technology products partially offset by increases in revenues from filing supplies, imaging services and international operations. The decrease in sales in the third quarter of fiscal 2001 was primarily due to sales headcount reductions and sales management turnover.

    Backlog The Company's order booking to invoicing ratio ("book-to-bill ratio") was .89:1.0 for the third quarter of fiscal 2001, resulting in a reduction in backlog. The ratio was 1.09:1.0 in the second quarter of fiscal 2001 and .98:1.0 in the first quarter of fiscal 2001. There can be no assurance that the Company's book-to-bill ratio will continue to improve in coming quarters.

    Cost of Revenue, as a percentage of revenues, was 61.5% for the third quarter of fiscal 2001 as compared to the 61.6% cost of revenue reported in the third quarter of fiscal 2000. Cost of revenues for the third quarter was $17.9 million as compared to the $20.2 million reported in the comparable quarter of fiscal 2000. The decrease in cost of revenue in absolute dollars quarter to quarter was primarily due to the reduction in revenue. For the nine months ended February 28, 2001 cost of revenues was 62.6% as compared to 60.4% cost of revenue in the first nine months of the prior fiscal year. The increase in cost of revenues as a percentage of revenue for the nine months ended February 28, 2001 was primarily due to fixed costs not decreasing as sales volume decreased. In addition, in the third quarter of fiscal year 2001 the Company reversed certain accruals previously recorded related to the Company's Professional Services cost of sales in the amount of $1.1 million. The reversal of these accruals was based on a review of the Company's accrued services liabilities which were determined to be greater than that which was required.

    Operating Expenses were $15.7 million or 53.7% of total revenues for the third quarter of fiscal 2001 as compared to $15.3 million or 46.8% of total revenues for the third quarter of fiscal 2000. For the nine months ended February 28, 2001, operating expenses were $45.1 million or 50.4% of total revenues as compared to $44.0 million for the nine-month period or 45.9% of total revenues for the prior fiscal year. The increase in operating expenses as a percentage of revenues was primarily driven by lower revenues, the one-time charge of $1.4 million due to the retirement of the Company's Chief Executive Officer, the charges related to the previously announced relocation of the Company's headquarters from San Jose, CA to Vernon Hills, IL, Also contributing to the increased year-over-year expense is the rent expense incurred for the San Jose corporate office which was not occupied in fiscal year 2000. In fiscal year 2000 the Company occupied an owned corporate office complex that was sold in February 2000. Offsetting these increase was reduced branch operating expenses, salaries and commission expense.

    Gain on Sale was $1.1 million in the third quarter of fiscal year 2001 as compared to $12.6 million in the third quarter of fiscal year 2000. On February 16, 2001 the Company completed the sale of unutilized property and a building for a gross sales price of $2.9 million. On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases for a gross sales price of $18 million. For the nine months ended February 29, 2000, the Company also reported a gain on sale of $13.8 million related to the sale of its Field Services Group for a gross sales price of $19 million. There were no gains on sale in the first two quarters of fiscal 2001.

    Interest, net, and other expenses was a net expense of $27,000 in the third quarter of fiscal 2001 as compared to $85,000 in net revenue in the third quarter of fiscal 2000. For the nine months ended February 28, 2001 interest, net, and other was a net revenue of $13,000 as compared to a net expense of $42,000 in the prior fiscal year. The increased expense for the three months ended February 28, 2001 was primarily due to foreign exchange losses and lower interest earned on the cash balances. There was no debt related interest charge in the nine months ended February 28, 2001. Interest was being earned on higher cash balances in Fiscal 2000 due to proceeds from the sales of the Field Service Group and the Corporate headquarters buildings.

    Income Tax Benefit Net losses for the nine months ended February 28, 2001 have been reduced by the amount of tax refunds available from the carryback of net operating losses to prior years. The effective rate of 35.6% for the nine month period ended February 28, 2001 is lower than the effective rate of 43.3% for the prior fiscal year due to limitation on loss carrybacks by certain states.

    Net Loss Per Share for the three months ended February 28, 2001 was $0.45 for both basic and diluted shares compared to earnings per share of $1.06 for both basic and diluted shares for the three months ended February 29, 2000. The net loss per share for the nine months ended February 28, 2001 was $1.39 for both basic and diluted shares, which contains a $.06 per share charge related to the cumulative effect of the change in accounting. For the nine months ended February 29, 2000 basic earnings per share were $2.26 and diluted earnings per share were $2.25, which included the gains on the sales of the Field Services Group and the corporate headquarters buildings.

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

  Distribution Channels

    The Company reaches its North American customers through a broad distribution system, which currently includes 22 sales branches in the U.S. and Canada employing approximately 70 account managers who primarily call on large companies and government agencies. The Company currently also has approximately 100 U.S. and Canadian independent Channel Partners who primarily serve medium and smaller size firms. Additional Channel Partners may be appointed in the future. The Company's dual independent and direct distribution system may result in higher selling costs, additional training requirements, and possible channel conflict. The Company also maintains a call center to receive orders by telephone and has been expanding the call center operation to include outbound solicitation of orders. There can be no assurance that the Company's distribution system will obtain sufficient orders to return the Company to profitability.

  Retaining and Attracting Qualified Personnel

    The Company's future performance depends in significant part upon attracting and retaining key management, sales, manufacturing, marketing and technical support personnel. Risk exists that competitors will attempt to attract the Company's currently high performing sales personnel. The Company is working on plans to ensure this risk is mitigated. The Company's current project of relocating its corporate offices from San Jose, CA to Vernon Hills, IL increases the risk as it requires the Company to attract new personnel at both the senior management and middle management levels. Competition for such personnel exists. In particular, the Company is in the process of replacing most senior management positions. The inability to attract, assimilate or retain highly qualified personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Backlog

    The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-revenue cycle was typically completed within 30 to 60 days from receipt of an order. In recent periods, however, the orders obtained by the Company have included a higher percentage of larger projects with a longer order-to-revenue cycle. Revenue from product sales is generally recognized upon product shipment, except in the case of mobile filing products. Professional service projects, some of which include product sales, tend to have a longer order-to-revenue cycle. The Company's working capital needs have increased to support the consequently longer order-to-collection cycle. The Company is currently attempting to achieve a more favorable mix of orders of varying sizes and types. There can be no assurance that these efforts will be successful.

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

  Risks Associated with International Sales

    International sales accounted for approximately 27% and 23%, respectively of the Company's total revenues in the third quarter of fiscal 2001 and 2000. Fluctuations in currencies negatively impacted the Company in its third quarter and could adversely affect the Company's business, financial condition and results of operations in the future. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. The Company is subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of the Company's products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States and thus make piracy of the Company's products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

  Management of Growth

    The Company increased its expense levels in fiscal 1999 and 2000 to support planned growth. In fiscal 2001 the Company is focusing on reducing costs since growth has not materialized as planned. If the cost reduction measures do not align with the current revenue levels, the Company's business, financial condition and results of operations will be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

    The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $3.9 million as of February 28, 2001. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 2000, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

    The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its European subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies. Based on the intercompany balance of $0.1 million at February 28, 2001, a hypothetical 10% adverse change in Netherlands Guilders against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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
None
ITEM 5.	OTHER INFORMATION
Gary Ampulski was appointed as a director of the Company on December 14, 2000 and as President and Chief Executive Officer of the Company January 1, 2001.
ITEM 6.	EXHIBITS
	(a) 10.1	Employment Agreement between the Company and Gary W. Ampulski[1]
	10.2	Change of Control Agreement between the Company and Gary W. Ampulski[1]
	(b)	Reports on Form 8-K

(1)
Compensatory Plan or Arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAB PRODUCTS CO. (Registrant)
Date: April 16, 2001	/s/ DAVID J. DAVIS David J. Davis, Senior Vice President and Chief Financial Officer
Date: Apri1 16, 2001	/s/ ROBERT J. CRECCA Robert J. Crecca, Corporate Controller and Chief Accounting Officer

QuickLinks

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
PART II: OTHER INFORMATION