Form 10-K
period 2001-05-31
TAB PRODUCTS CO
filed 2001-08-28
CIK 96116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended May 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                to

Commission File Number 1-7736

TAB PRODUCTS CO.
(Exact name of Company as specified in its charter)

Delaware	94-1190862
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

935 Lakeview Parkway, Suite 195
Vernon Hills, Illinois 60061
(Address of principal executive offices)

(847) 968-5400
(Company's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, $.01 par value	American Stock Exchange
Preferred Stock Purchase Rights, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2001 was approximately $8,955,728. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the Company's Common Stock outstanding as of June 30, 2001 was 5,187,457.

Documents Incorporated by Reference

    To the extent stated herein, portions of the Definitive Proxy Statement, which will be filed within 120 days after the end of the Company's fiscal year, for the Annual Meeting of Stockholders ("Proxy Statement") to be held on October 16, 2001, are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

    Tab Products Co. (the "Company") operates in a single industry that manufactures and markets document management solutions, including services and products. The Company sells its offerings to, among other entities, government, insurance, finance and health care organizations. The Company was incorporated in February 1954, and subsequently reorganized as a corporation under Delaware law in September 1986.

Business Strategy

    Over its 50-year history, the Company has developed considerable expertise and a strong brand in the records document segment of the broader document management industry. The Company offers a value proposition to its market that is based on helping customers minimize the risk and cost involved in managing their mission critical documents. The business strategy is to provide significant expertise in the records management market, while offering services and products that provide complete solutions. The Company markets to its customers through multiple channels of distribution to achieve broad market coverage for all sized accounts, in the U.S., Canada, Europe and Australia. The Company has manufacturing facilities in the U.S. and Canada. Approximately 75% of the Company's revenue comes from the U.S. operation and 25% comes from the international businesses.

Principal Products And Services

    The Company provides complete solutions that enable its customers to better organize, control and access their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company effectively supports those clients who wish to integrate their paper-based systems into emerging technologies.

    The Company's principal products and services include:

  •
  Filing Systems and Supplies

  •
  Document Management Software

  •
  Multimedia Storage & Furniture

  •
  Professional Consulting Services

  •
  Imaging Services

  •
  OEM Products

1.  Filing Systems and Supplies

    The Company provides a complete selection of customizable records management related filing supplies, tailored to fit clients' specific needs, each of which can be used alone or integrated with other TAB products, systems and services. These products include:

    Rapid Response Color Coding, providing large customers with multiple locations a simple and cost effective color-coding solution providing daily generation of factory attached color-coded labels from the client's electronically submitted data, CompuColor customized labels based on electronic submission of client data, FilePak, a cost-effective folder-labeling solution when a high degree of customization is not required, MaxPak, a factory applied self adhesive color-coding process offering exceptional economy where the features and benefits of a strip label are not required, TABQUIK labels for day-forward generation of color-coded labeling on location at the client's place of business, end-tab folders for lateral filing systems, top-tab folders for conventional pull drawer cabinets or hanging files in desk drawers and pedestals, two-tab folders for use in both lateral or conventional cabinets and drawers, roll labels, classification folders, expansion pockets, filing system guides, x-ray jackets, small document pockets, pressure-sensitive pockets and fasteners, oversized pockets with flap document dividers and indexes, and Mylar-reinforced folders.

2.  Document Management Software

    The Company's technology-based automated tracking solutions are designed to provide clients full control of all their paper-based records, from the time those records are created through the time they are destroyed. These products include:

    File Tracker®—A barcode-based software system that provides users with information regarding all current location of files. The system consists of File Tracker software, barcode labels and barcode readers, all integrated to provide an easy-to-use, powerful system.

    All File Tracker software systems include on-site consultation, customization and training from an experienced document management specialist. A fully-staffed support organization is available through a toll-free number to provide expert advice on all File Tracker issues.

    TABQUIK® Computerized Color Labeling System—Automated labeling software and a patented application system that provides easy, on-site production and application of custom-printed color labels and bar-coding for folders or other media. TABQUIK is a customizable filing solution available in a Windows environment, appropriate for organizations of all sizes, from the small office to the large corporation.

3.  Multimedia Storage & Furniture

    The Company provides both stationary and mobile records storage systems. Mobile shelving systems, combined with expertise in design and implementation, provide the most efficient system for filing and use of storage space. Mobile Products include:

    SIDE-TRAC®—A high-density, custom storage solution with cabinets arranged in two compact rows. The front cabinets glide from side to side on wheels, creating access to the cabinets in back.

    TAB-TRAC®, POWER-TRAC™, POWER-TRAC IR™—High-density, custom storage solutions that place any shelving on tracks to create aisles only where and when they are needed. This eliminates the need for fixed aisles and yields up to 100% greater storage capacity. Based on the client's needs, stored materials are moved either manually or mechanically with TAB-TRAC or electrically with POWER-TRAC. POWER-TRAC IR provides enhanced user safety through the use of infrared technology.

    UniStor™—A cost effective "capsule concept" filing solution designed for the storage of letter and legal size files.

    Stationary Products include:

    Spacefinder® Cabinets—Slim, durable and mobile-ready cabinets, appropriate for use when floor space, strength and economy are the key determinants.

    Harmony™ Cabinets—A complete line of durable, maximum-capacity, pre-configured cabinets that blend harmoniously into any office environment and can be color-coordinated perfectly with other TAB equipment and furniture.

    Designer Series™ Cabinets—A high-quality, fully customizable cabinet solution that can accept any combination of components, thus offering unlimited flexibility and potential for growth. Designer cabinets are also mobile-ready, making it possible to quickly and easily increase storage density.

    TwinFile®—A compact, modular, rotating filing unit that provides more linear filing inches per square foot than almost any other filing system.

    Unit Spacefinder—A filing system using TAB's "capsule concept," whereby the identification of records is in plain view from any position. Unit Spacefinder requires very little floor space and allows multiple users to access files simultaneously.

    Open Shelf Filing—An economical, easy-to-assemble shelving system for facilities with limited floor space. Units are available in letter and legal size, with single- or double-faced sections, and are designed to grow with an organization's storage needs.

    Modular Office Furniture—The Company markets a line of modular office furniture components, called eNcompass and eVantage that may be put together in a limitless number of productive configurations. They include office panel systems and clustered work centers with related components. This product line is directed at the established market for the open office environment.

4.  Professional Consulting Services

    The Company's professional services organization provides a broad range of integrated service and support programs to fit the specific needs of its clients. These services are offered through the Company's own technical personnel and through its direct management of specialized service suppliers. Services include:

    Consulting Services—Using a thorough needs-assessment analysis, the Company's consultants work closely with clients to standardize their file structures, retention schedules and workflow processes by analyzing, designing and implementing an efficient records-classification and data-storage system. This increases the clients' productivity and provides significant space savings. The Company's consulting services also help clients design a strategy for implementing imaging systems in their organizations.

    File-Conversion Services—The Company provides full planning and implementation of the process by which clients transform their documents from one medium to another, such as changing from top-tab vertical drawers to side-tab color-code, or from paper to optical-image format. This change is designed to produce a system that is more appropriate for the client's current needs, thus providing a greater degree of efficiency in both storing and locating critical records and documents.

5.  Imaging Services

    On May 25, 2000, the Company purchased substantially all of the imaging conversion operating assets of Docucon, Inc. (see Financial Condition in the Management's Discussion and Analysis section.) This acquisition provides the Company with in-house capabilities and technology to provide imaging conversion services to its customers. Imaging conversions involve the use of integrated technology with an emphasis on the critical documents within the files, a higher level of indexing and access of documents at the desktop. In addition to handling all phases of integration into the chosen technology, it is also necessary to archive the original documents into a traditional hard copy system.

    Electronic Document Management Software—In April 2000, the Company announced a partnership with Liberty IMS to serve as a value-added reseller (VAR) of the LibertyNet family of software products. The Company will be offering consulting and integration services in addition to the sale of this software.

6.  OEM Products

    Forms Handling Equipment—The Company manufactures a line of forms handling equipment, including continuous forms bursters, decollators, mergers, conveyors and sealers.

Competition

    Primary competitive factors in these markets are product quality, product design, service and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

    Although no single competitor offers all the same products and services as the Company, TAB faces substantial competition for each of its product lines from nationwide and regional firms.

Marketing and Sales

    The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches, independent sales offices and distributors ("Channel Partners"), and telesales groups. The Company utilizes multiple distribution channels to achieve the broadest market coverage for small, mid- and large-sized customers. The benefits provided by the direct sales organization are its national coverage, sales control and low variable costs. The benefits of the independent dealers are their speed to market and low fixed cost. The Company will continue to strengthen and expand its network of independent dealers.

    In June 1998, the Company notified its existing Channel Partners that effective June 1, 1999, the existing distributor contract would be canceled. A new contract was offered that eliminated the exclusive territory rights in the existing contract with other material terms and conditions remaining substantially the same. By February 1999, approximately one third of the Channel Partners adopted the new contract. In March 1999, the Company proposed an alternative contract that allowed the Channel Partners exclusivity on designated customers, but eliminated exclusivity on a territory basis. The Company believes the removal of territorial exclusivity is crucial to the Company's ability to serve its larger nationwide customers where an independent's resources cannot support the customer's professional services, technology and project management needs. As of May 31, 2001, all of the current Channel Partners had signed the revised contract. The Company is also seeking to expand its indirect distribution with the addition of Channel Partners in branch territories to focus on small to mid-size customers.

    The Company recently expanded its telesales organization to reach customers that cannot be cost-effectively served by the Company's direct sales force or Channel Partners. The benefits of this channel include low fixed and variable costs.

    The Company is in the process of evaluating the opportunities of the Internet as an additional channel. This will include expanding web site capabilities to offer its user base a larger range of online ordering and service opportunities.

    The Company has three foreign subsidiaries, which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation. Foreign revenues were $30,017,000, $28,833,000 and $29,351,000 for the years ended May 31, 2001, 2000 and 1999, respectively. Foreign operating income was $1,946,000, $1,203,000 and $1,550,000 for the years ended May 31, 2001, 2000 and 1999, respectively. Total identifiable assets (excluding cash) and liabilities in foreign countries were $9,610,000 and $3,502,000, respectively, at May 31, 2001 compared with $11,009,000 and $3,184,000 at May 31, 2000. Transaction and exchange losses included in earnings, amounted to approximately $143,000, $142,000 and $89,000 in fiscal 2001, 2000 and 1999, respectively.

Customers

    The Company focuses on customers that have a high volume of paper-based documents where access to those documents is critical to their business operations. The Company's primary customers include government agencies, healthcare, insurance, financial services and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). No single customer accounted for greater than 10% of consolidated revenues in fiscal years 2001, 2000 and 1999.

Backlog

    The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-revenue cycle was typically completed within 30 to 60 days from receipt of an order. In recent periods, however, the orders obtained by the Company have included a higher percentage of larger projects with a longer order-to-revenue cycle. Revenue from product sales is generally recognized upon product shipment, except in the case of mobile filing products. Professional service projects, some of which include product sales, tend to have a longer order-to-revenue cycle and are typically larger revenue orders. Revenue for professional service projects is recognized for the product sales upon delivery and for the services upon completion of the project. The Company's working capital needs have increased as a result of the longer order-to-revenue cycle. The Company is currently attempting to achieve a more favorable mix of orders of varying sizes and types. There can be no assurance that these efforts will be successful.

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

Manufacturing

    Products are manufactured through the use of in-house production facilities in Mayville and Lomira, Wisconsin, Turlock, California, North York, Ontario, Canada and contractor production facilities. The Company purchases both raw materials and semi-finished products for use in its manufacturing process. The majority of raw materials and semi-finished products are purchased domestically and are considered to be widely available. In September 1999 the Company closed one of its facilities in Turlock, California, which manufactured paper products and transferred the equipment and inventory to its facility in Mayville, Wisconsin.

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

Research and Development

    The Company's research and development activities are primarily related to the development of new products and services in the document management area and the improvement of existing products in the mobile storage, high-speed mailing, forms handling equipment and furniture areas. Expenditures for research and development were $0.7 million, $0.9 million and $1.0 million in fiscal years 2001, 2000 and 1999, respectively.

Employees

    At May 31, 2001, the Company employed approximately 800 full-time employees. None of the Company's employees is represented by a collective bargaining unit.

Executive Officers

    At July 31, 2001 the following individuals were executive officers of the Company:

Name	Age	Title
Gary W. Ampulski	55	President and Chief Executive Officer

Mr. Ampulski was appointed President and Chief Executive Officer in January 2001. Mr. Ampulski has served as a director of the Company since December 2000. Previously, he was employed by Moore North America Inc., a manufacturer and distributor of business forms and services, as President from March 2000 to December 2000. He was President of Moore's Business Communication Services Division from January 1993 to March 2000.
Donald J. Hotz	44	Vice President, Chief Financial Officer and Treasurer

Mr. Hotz has served as Vice President, Finance since April 2001 and Vice President, Chief Financial Officer and Treasurer since July 1, 2001. Previously, he was employed by Moore North America Inc., a manufacturer and distributor of business forms and services, in the following capacities: Vice President, Finance—Canada from February 2000 to March 2001, Vice President—Enterprise Information Systems Finance from August 1997 to January 2000, Director of Administration & Comptroller—Business Solutions Direct from 1996 to 1997 and Controller—Pressure Sensitive Systems Division from 1993 to 1996.
William Beattie	50	Vice President, International

Mr. Beattie became Vice President, International, in May 2001. He is also President and General Manager of Tab Products of Canada, Limited, a wholly owned subsidiary of Tab Products Co. since December 1998. Mr. Beattie served as Interim President and Interim Chief Operating Officer from July 2000 to December 2000. Prior to joining Tab, Mr. Beattie was President of Gemplus Canada, a manufacturer of smart-card technology, from February 1996 to November 1998. Mr. Beattie was President of NBS Card Services, a provider of magnetic- stripe, plastic card-based solutions, from August 1993 to December 1995.
Michael J. Nogle	50	Vice President and Chief Information Officer

Mr. Nogle became Vice President and Chief Information Officer in March 2001. Previously, he was employed by Moore North America Inc., a manufacturer and distributor of business forms and services, as Vice President, Enterprise Information Services from September 2000 to March 2001, Director, Information Systems with Moore's Business Communication Services Division from June 1997 to September 2000 and Manager, Computer Services with Quill Corp., a distributor of office supplies, from March 1994 to March 1997.

Nancy Dellamore	41	Vice President, Marketing

Ms. Dellamore was appointed Vice President, Marketing for the Company in May 2001. Previously, she served as a Consultant from January 2001 to May 2001, Director of Marketing of Employment Law Learning Technologies, a provider of technology-based training products, from August 1999 to January 2001 and Director of Business Development of OAG Worldwide, a provider of travel information products and services, from May 1995 to August 1999.
Thomas J. Rauscher	46	Vice President, Manufacturing and Distribution

Mr. Rauscher became Vice President, Manufacturing and Distribution in January 1996. Previously, he was Vice President, Operations at Fisher Hamilton, a distributor of laboratory supply items, from October 1980 to January 1996.
Carter Perez	36	Vice President, U.S. Sales

Mr. Perez was appointed Vice President, U.S. Sales for the Company in December 2000. Previously, he was Director, Channel Partner Sales from January 1999 to December 2000. He was Sales Operations Manager-Western Entity with Xerox Corporation, a manufacturer and distributor of office equipment and supplies, from June 1997 to December 1998 and Systems Sales Manager with Xerox Corporation from June 1996 to May 1997.
Robert J. Crecca	43	Chief Accounting Officer, Corporate Controller & Asst. Secretary

Mr. Crecca became Chief Accounting Officer and Controller in March 2001. He added the title of Assistant Secretary in July 2001. Previously, he served in the positions of Director, Operations Analysis & Strategic Planning from August 1996 to March 2001, and Manager, Financial Operations with Moore North America Inc., a manufacturer and distributor of business forms and services, from January 1991 to August 1996.
Caroline A. Damask	38	Assistant Treasurer and Secretary

Ms. Damask became Assistant Treasurer and Secretary in July 2001 and previously served as Cash Manager from April 2001. She served as Manager, Benefits & HR Accounting with Outboard Marine Corporation, a manufacturer of marine engines and boats, from February 2000 to March 2001. She was employed at Scotsman Industries, Inc., a manufacturer of commercial refrigeration equipment, as Corporate Accounting Manager from April 1997 to January 2000 and Manager, General Accounting & Benefits from April 1995 to March 1997.

    The executive officers of the Company are elected each year at the Annual Organizational Meeting of the Board of Directors, which will be held this year on October 16, 2001.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located at 935 Lakeview Parkway, Suite 195, Vernon Hills, Illinois. The company leases approximately 9,000 square feet of a one-story building. The lease will expire in April 2004.

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

    The Company owns a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility is used for the manufacture of TAB-TRAC® mobile filing storage units and other light manufacturing and assembly operations.

    The Company owns a manufacturing building located on 4.8 acres of land in Turlock, California. The building is 67,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and forms handling equipment.

    The Company leases office space for its sales branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 58,000 square feet of office space in a building in North York, Ontario, Canada, which expires in May 2005. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands, which expires in August 2006. Tab Products Pty Ltd leases a 16,000 square foot building in Galdesville NSW, Australia, which expires in May 2006. These buildings serve as general office, sales and warehouse facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2001.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded on the American Stock Exchange (AMEX) and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 2001 and 2000 are set forth below.

TAB PER SHARE COMMON STOCK DIVIDENDS AND PRICE RANGES

	Dividends		Price Range Per Share
	2001	2000	2001		2000
			High	Low	High	Low
Fiscal Quarter Ended
August 31	$.05	$.05	$4.875	$2.750	$8.000	$5.750
November 30	$.05	$.05	$4.375	$2.188	$7.625	$5.000
February 29/28	$.00	$.05	$3.850	$1.938	$7.750	$5.250
May 31	$.00	$.05	$4.340	$3.350	$6.063	$3.813

    At May 31, 2001, the Company had approximately 640 holders of record and approximately 3,000 beneficial owners of Tab Products Co. common stock. On March 27, 2001, the Board of Directors discontinued the cash dividend for quarters ending February 28, 2001 and later.

ITEM 6. SELECTED FINANCIAL DATA

TAB PRODUCTS CO.
CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31

	(In Thousands of Dollars, Except Per Share and Ratio Data)
	2001	2000	1999	1998	1997
Revenues	$118,522	$130,568	$155,620	$165,943	$154,451
Operating (loss) income	(19,271)	(11,708)	926	5,229	7,631
Gain on sale of business unit	—	13,794	—	—	—
Gain on sale of property	1,119	12,919	—	—	—
(Loss) earnings before income taxes	(18,366)	14,846	592	4,590	6,657
Net (loss) earnings	(12,084)	8,574	162	2,435	3,761
Net (loss) earnings per share
Basic	(2.34)	1.67	.03	.48	.77
Diluted	(2.34)	1.67	.03	.46	.75
Book value per share	7.78	10.12	8.58	8.69	9.03
Dividends per share	.10	.20	.20	.20	.20
Current assets	46,762	51,258	51,354	53,778	51,405
Working capital	26,379	32,224	26,962	31,785	28,463
Net cash (required) provided by operating activities	(2,916)	(13,264)	7,776	7,673	8,167
Purchase of property, plant and equipment, net	1,536	2,865	5,052	4,927	3,309
Depreciation and amortization	9,170	4,006	4,802	7,018	4,001
Long-term debt, non-current	—	—	3,953	7,391	10,828
Stockholders' equity	40,503	52,680	43,128	44,897	44,527
Total assets	62,157	73,293	75,328	77,488	80,699
Current ratio	2.3	2.7	2.1	2.4	2.2
(Loss) return on equity, net of income taxes, before gain on sale of business unit and property	(27%)	(14%)	0%	5%	9%
(Loss) return on equity	(26%)	18%	0%	5%	9%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "projections," "believes," "seeks," "foreseeable," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions.

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

Financial Condition

    At May 31, 2001, the Company had cash and short-term investments of $8.8 million, a decrease of $2.1 million from the $10.9 million at May 31, 2000. The Company's working capital position at May 31, 2001 was $26.4 million as compared with $32.2 million at May 31, 2000. The current ratio of 2.3 at May 31, 2001 was lower than the current ratio of 2.7 reported for May 31, 2000. The decrease in cash is primarily the result of the operational losses, the payment of liabilities assumed as a result of the Docucon asset acquisition, which closed on May 25, 2000, and the payment of commissions and compensation accrued in the prior year, offset by proceeds from the sale of property in the current year. A reduction in accounts receivable of $6.2 million from $29.7 million at May 31, 2000 to $23.5 million at May 31, 2001 and a decrease in inventories to $5.1 million at May 31, 2001 as compared to $6.8 million at May 31, 2000 benefited the change in the cash position at May 31, 2001. The decrease in working capital is primarily the result of the above-mentioned decrease in accounts receivable and inventory. The Company has increased efforts to reduce both accounts receivable and inventory in order to further reduce working capital requirements.

    During fiscal 2001 net cash required for operating activities was $2.9 million, versus net cash required for operations of $13.3 million in fiscal 2000, an increase in cash from operations of $10.4 million year over year.

    During fiscal 2001, the Company invested approximately $1.5 million in property, plant and equipment, which primarily represented investments in manufacturing equipment, building improvements, furniture and leasehold improvements for the new corporate office and management information systems. Capital expenditures for fiscal 2002, which will consist primarily of investments in manufacturing equipment and management information systems, are expected to be approximately $0.8 million.

    In fiscal 2000, the Company made $4.1 million in scheduled debt repayments and paid $3.3 million to prepay the remaining portion of debt that had been collateralized at the time of the Field Services Group sale. No debt payments were due or made in fiscal 2001. At May 31, 2001, the Company had no outstanding debt. In the second quarter of fiscal 2001, the Company entered into a new $5 million secured line of credit with a bank. The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain. The Company was not in compliance with the tangible effective net worth covenant at May 31, 2001. The Company received a waiver of the covenant violation from the bank on August 13, 2001. The Company expects to renegotiate the line of credit agreement with the bank to lower the tangible effective net worth covenant and received a letter from the bank on August 13, 2001 confirming the bank's intention to amend the agreement. The Company does not anticipate the need to utilize the line of credit prior to its expiration on October 31, 2001, and will evaluate whether to renew it in the second quarter of fiscal year 2002.

    In fiscal 2000, pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Services Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consisted of an initial cash payment from Bell & Howell to the Company of $11,200,000, the assumption of liabilities and obligations of the Company valued at an estimated $4,300,000 and up to an additional $3,500,000 payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in the first quarter of fiscal year 2000.

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

    On May 25, 2000, the Company purchased substantially all of the operating assets of Docucon for approximately $5.1 million that was a combination of cash and assumed liabilities. The purchase price was subject to certain post-closing adjustments payable to the Company in the approximate amount of $204,000 that were agreed to as of August 10, 2000. The Docucon purchase gave the Company the capacity to convert customers' documents to digital format for desktop access. On May 31, 2001, the Company wrote-off the remaining goodwill from the acquisition of $3.7 million due to its impairment.

    For fiscal years 2001 and 2000, the Company paid cash dividends of $515,000 and $1,032,000, respectively. On March 27, 2001, the Company's Board of Directors discontinued the dividend on the common stock of the Company.

    On February 16, 2001, the Company completed the sale of unutilized property and a manufacturing facility located in Turlock, California, for $2.9 million. In connection with the sale, the Company recorded a pre-tax gain on sale of $1.1 million in the third quarter of fiscal year 2001.

    The Company's cash flow in the fourth quarter of fiscal 2001 was negatively impacted by the relocation of the corporate office from San Jose, CA to Vernon Hills, IL. In the quarter, payments were made to employees for severance and to vendors for moving costs. The Company also had duplicate salary expense incurred during training of new employees.

    The Company accelerated the filing of its tax return for fiscal 2001 in order to expedite a refund of prior year taxes due to operating loss carry-backs. The Company received a refund of $4.5 million in July 2001.

    The Company believes that its current cash, future cash flows and potential borrowing capacity will provide sufficient working capital for the next twelve months.

Results Of Operations

    Total Revenues—Total revenues for fiscal 2001 of $118.5 million were $12.1 million or 9.3% lower than the $130.6 million in fiscal 2000. Of the $12.1 million decrease in fiscal 2001 revenues as compared to the prior year, $17.3 million was due to a decline in U.S. sales of manufactured furniture and equipment products, professional services and technology products. This decline was partially due to a carry over effect of contract negotiations begun in 1999 with the independent channel partners. In addition, sales decreased in fiscal 2001 due to sales headcount reductions and sales management turnover. This was partially offset by $2.8 million of sales in the Company's imaging subsidiary that was acquired in May 2000, a $1.1 million sales growth in manufactured supplies and a $1.3 million increase in sales of the Company's international operations. Revenues in fiscal 2000 of $130.6 million were $25.0 million or 16.1% lower than the $155.6 million in fiscal 1999. Of the $25.0 million decrease in fiscal 2000 revenues as compared to prior year, $15.0 million was due to the sale of the Field Services group. The balance was primarily due to a decline in U.S. sales of manufactured products only partially offset by increased revenue for professional services, imaging and technology products. The Company's international operations also experienced decreased revenues of $3.3 million as a result of changes in distribution in the European operations partially offset by a $1.4 million increase in the revenues of TAB Canada. International revenues were 25%, 22% and 19% of consolidated revenues in fiscal 2001, 2000 and 1999, respectively.

    Cost Of Revenues—Cost of revenues, as a percentage of revenues, for fiscal 2001, 2000 and 1999 was 62.8%, 61.7% and 61.6%, respectively. The increase in the percentage for fiscal 2001 as compared to fiscal 2000 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume, offset by reversal of certain accruals previously recorded related to the Company's Professional Services cost of sales. The reversal of these accruals was based on a review of the Company's accrued services liabilities which were determined to be greater than which was required. The increase in the percentage for fiscal 2000 as compared to fiscal 1999 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume.

    Operating Expenses (Selling, General and Administrative and Research and Development)—Operating expenses, as a percentage of revenues, for fiscal 2001, 2000 and 1999 were 53.5%, 47.2% and 37.8%, respectively. Total operating expenses for fiscal 2001 were $63.4 million, an increase of $1.7 million as compared to total operating expenses of $61.7 million in fiscal 2000. The increase in operating expenses was primarily attributable to a write-off of the goodwill for the Company's imaging services subsidiary, establishment of a reserve for closing of branch offices, costs associated with the corporate headquarters relocation, and payment related to the retirement of the former CEO.

    Operating expenses for fiscal 2000 of $61.7 million represented an increase of $2.9 million as compared to total operating expenses of $58.8 million in fiscal 1999. The increase in operating expenses was primarily attributable to increased sales salaries and bonuses, recruiting costs, information systems consulting costs and increased rent expense due to the new leased corporate offices offset partially by reduced branch operating costs and temporary employee costs.

    Gain on Sale—Gain on Sale of Property in fiscal year 2001 was $1.1 million as compared to $12.9 million in fiscal year 2000. On February 16, 2001 the Company completed the sale of unutilized property and a manufacturing facility for a gross sales price of $2.9 million. On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases for a gross sales price of $18 million. In fiscal 2000, the Company also reported a gain on sale of $13.8 million related to the sale of its Field Services Group for a gross sales price of $19 million.

    Interest Expense—Interest expense, net for fiscal 2001, 2000 and 1999 was $0.2 million, $0.2 million and $0.3 million, respectively. The decrease in interest expense was primarily because of decreased levels of long-term debt due to scheduled and unscheduled debt repayments.

    Income Taxes—Income taxes, as a percentage of pre-tax (loss) earnings, for fiscal 2001 was (36.0%), a decrease of 78.2 percentage points as compared to the effective tax rate of 42.2% in fiscal 2000. The decrease in the effective tax rate was primarily due to the current year operating loss and a limitation on loss carrybacks by certain states. For fiscal 2000, income taxes decreased 30.4 percentage points as compared to the effective tax rate of 72.6% in fiscal 1999. The decrease in the effective tax rate was primarily due to non-deductible goodwill.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 on June 1, 2001.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB No.101"), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101.

    After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 no later than June 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

Business Environment and Risk Factors

    The Company's future operating results may be affected by various trends and factors, which we must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond our control, which may affect our operations. Such trends and factors include, but are not limited to, possible adverse changes in general economic conditions or conditions in the specific markets for our products, governmental regulation, fluctuations in foreign exchange rates, and other factors, including, but not limited to, those listed below.

    An accelerated move to digital technology by our customers could weaken demand for our products and services. Although the use of paper by business has continued to increase, the use of digital records by large document intensive industries may accelerate. This could weaken the demand for our paper-based supplies and storage products. If we fail to respond with new digital products and services to such a potential market change, our revenues, results of operations, financial condition and prospects could be adversely affected.

    We may not be able to achieve higher market penetration for sales of large document management solution projects. Although from fiscal 2001 onward we have focused our selling efforts on obtaining a balanced mix of orders of varying sizes and types, large projects may be important to achieving revenue growth. While there is no known large competitor with these capabilities today, if we fail to achieve significant market penetration for such projects, revenue growth may be limited and our results of operations may be adversely impacted.

    If we cannot attract and retain key qualified personnel, our business and results of operations may be adversely impacted. Our future performance depends in significant part upon attracting and retaining key management, sales, manufacturing, marketing and technical support personnel. The inability to attract, assimilate or retain highly qualified personnel in the future on a timely basis could have a material adverse effect on our business, results of operations and financial condition.

    We may experience adverse effects as a result of the ongoing proxy contest being pursued by Thaddeus Jaroszewicz. A pending attempt by Thaddeus Jaroszewicz to elect five directors to the Tab Board of Directors at the 2001 Annual Meeting creates uncertainty over the future management and direction of the Company, including the extent to which Tab will maintain its commitment to management's plan to improve financial and operating performance. The pending contest may distract management from attention to the execution of the plan and the uncertainty resulting from the contest could have an adverse impact on employee retention and distribution, supplier and customer relationships.

    Our operating results may fluctuate from period to period. Factors affecting our operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability to match supply with demand, changes in product and customer mix, market acceptance of new or enhanced versions of our products and services, changes in the channels through which our products and services are distributed, changes in our product mix, timing of new product announcements and introductions by us and our competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, our ability to achieve manufacturing volumes with our new and existing products, increased research and development expenses, exchange rate fluctuations, a change in our effective tax rate and changes in general economic conditions. All of these factors are difficult to forecast and these or other factors can materially affect our quarterly or annual operating results.

    Our liquidity could be adversely impacted by unexpected events. Although we believe that we have sufficient cash on hand and cash from operations to satisfy our working capital needs for the next 12 months, any significant unexpected cash requirements could adversely impact our liquidity. In those circumstances, we would be required to seek third party financing and we cannot be certain that financing will be available on acceptable terms or at all. Factors affecting our cash flows include net income or losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms, the purchase and sale of assets, the willingness of financial institutions to lend to us, and the payment of dividends. Although our projections of these factors indicate that our operational cash flows, together with our existing cash and cash equivalent balances and our borrowing capacity will adequately finance anticipated operations and capital expenditures for the foreseeable future, investors are cautioned that such projections inherently involve risks and uncertainties.

    Our inability to compete effectively could have a material adverse impact on our results of operations. Competition may increase in the future from existing competitors and/or from other companies offering products and services that may be less costly or provide additional features. Unless we respond effectively, such competition could result in lost sales and lower operating results.

    Our recent restructuring of our direct sales force and our new sales incentive program may not achieve the expected results. We have recently restructured our direct sales force and introduced a new sales incentive plan for the direct sales force for fiscal 2002. Although we believe that these efforts will provide better, more focused sales management and improved incentives for our sales representatives, there can be no assurance that these changes will result in the intended improvement of the effectiveness of our direct sales force.

    Our inability to estimate accurately the requirements for professional services projects could have a negative impact on our results of operations. Our professional services business requires submitting bids to customers based on estimates of the time and expense needed to meet various project specifications and deadlines. Failure to estimate accurately and execute within proper estimates has had a negative impact on our gross margins in the past. Management has developed improved cost controls and management oversight to produce better estimates and project execution. There can be no assurance that these improvements will be successful.

    Our inability to obtain sufficient quantities of critical components could adversely impact our business and results of operations. We purchase several critical components from single or sole source vendors for which alternative sources are not currently developed. Development of alternative suppliers would require a significant amount of time to qualify in the case of certain of our components. We do not maintain long-term supply agreements with any of these vendors. The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect our business, financial condition and results of operations.

    Our inability to achieve planned manufacturing volumes could adversely impact our results of operations. There can be no assurance that our manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future. The inability to achieve planned volumes from our manufacturing facilities could have an adverse effect on our business, financial condition and results of operations. Any problems experienced by us in our current or future transitions to new processes and products or the consolidation of manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.

    Sales to the U.S. Government may result in fluctuations due to their budget constraints and new initiatives. Government revenues primarily expose us to risks from reductions in budget allocations to support regulation and administrative offices. The government may periodically undertake initiatives that create opportunities to help them streamline workflow processes, reduce paperwork and increase customer service, which may provide short-term opportunities for us. However, the long-term effect of a government initiative to streamline processes could eventually have a negative impact on our business, financial condition and results of operations.

    Unfavorable intellectual property developments could adversely impact our business and results of operations. We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have been notified in the past and may be notified in the future of claims that they may be infringing upon patents or other intellectual property rights owned by third parties. There can be no assurance that in the future any patents held by us will not be invalidated, that patents will be issued for any of our pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where our products can be sold to provide meaningful protection or any commercial advantage to us. Additionally, our competitors may be able to design around our patents.

    A significant decrease in international sales could adversely impact our business and results of operations. International sales accounted for approximately 25% and 22%, respectively of our total revenues in fiscal 2001 and 2000. Fluctuations in currencies negatively impacted us in fiscal 2001 and could adversely affect our business, financial condition and results of operations in the future. In addition, gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. We are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of our products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control. In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States and thus make piracy of our products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on our business, financial condition or results of operations.

    Our inability to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition. We incurred significant one-time costs in fiscal 2001 to restructure our expense levels in line with expected revenues. If this restructuring was not sufficient and if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our business, results of operations and financial condition could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to financial market risk related to fluctuations in interest rates and in foreign currency exchange rates.

    The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $3.0 million as of May 31, 2001. These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 2001, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

    The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its European subsidiary. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies. Based on the intercompany balance of $0.3 million at May 31, 2001, a hypothetical 10% adverse change in Netherlands Guilders against U.S. dollars would not result in a material foreign exchange loss. Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The sections entitled "Proposal No. 1: Election of Directors," and "Executive Compensation and Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" which appear in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference. For information with respect to the executive officers of the Company, see "Executive Officers" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information related to executive compensation, which appears in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders in the section entitled "Executive Compensation and Other Matters" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Stock Ownership of Certain Beneficial Owners and Management" which appears in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" which appears in the Company's Proxy Statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements
Independent Auditors' Report	24
Consolidated Statements of Earnings for the three years ended May 31, 2001	25
Consolidated Balance Sheets at May 31, 2001 and 2000	26
Consolidated Statements of Stockholders' Equity for the three years ended May 31, 2001	27
Consolidated Statements of Cash Flows for the three years ended May 31, 2001	28
Statement of Accounting Policies	29-31
Notes to Consolidated Financial Statements	32-44
2. Consolidated Financial Statement Schedule
Independent Auditors' Report	45
Schedule for the three years ended May 31, 2001:
Schedule II Valuation and Qualifying Accounts	46

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3. Exhibits

        See Index to Exhibits on pages 20 and 21. The Exhibits listed in the accompanying Index are referenced as part of this report.

B. Reports on Form 8-K:

    The Company filed one report on Form 8-K on June 8, 2000 related to the Agreement for Purchase of Assets with Docucon, Inc. and filed an amendment thereto under Item 7 dated August 8, 2000.

    The Company filed one report on Form 8-K on September 22, 2000 related to the remarks by the Company's Chairman and Interim Chief Executive Officer, Hans A. Wolf, at the Annual Meeting of Stockholders of the Company held on September 21, 2000.

    The Company filed one report on Form 8-K on June 20, 2001 related to the relocation of the Company's principal executive offices and a program to restore stockholder value and long-term growth.

EXHIBITS:
3.1	Certificate of Incorporation (Exhibit 3.1 of 1993 Form 10-K)[2]
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (Exhibit 3.2 filed with Form 10-Q for the quarter ended November 30, 1996)[2]
3.3	Second Amended and Restated Bylaws of the Company dated October 17, 1996 (Exhibit 4 of Form 8-K dated October 17, 1996)[2]
4.1	Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(Exhibit 1 of Form 8-K dated October 17, 1996)[2]
10.1	1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)[1,2]
10.2	Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)[2]
10.3	Amendment dated July 27, 1993 to Note Agreement of Tab Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)[2]
10.4	Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit 10.20 filed with Form 10-Q for the quarter ended August 31, 1993)[2]
10.5	Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)[2]
10.6	Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)[2]
10.7	Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)[2]
10.8	Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)[2]
10.9	Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)[2]
10.10	Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)[2]
10.11	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30, 1996)[1,2]
10.12	Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)[1,2]
10.13	Employment Agreement between the Company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)[1,2]
10.14	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)[1,2]
10.15	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.44 filed with Form 10-Q for the quarter ended February 28, 1997)[1,2]
10.16	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.45 filed with Form 10-Q for the quarter ended February 28, 1997)[1,2]
10.17	Bank of America Business Loan Agreement dated November 1, 1998 (Exhibit 10.1 filed with form 10-Q for the quarter ended November 30, 1998)[2]
10.18	Lease Agreement dated January 29, 1999 (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 28, 1999)[2]
10.19	Letter dated May 28, 1999 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with 1999 Form 10-K)[2]
10.20	Bank of America Amendment No.1 dated May 31, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.22 filed with 1999 Form 10-K)[2]

10.21	Bank of America Amendment No.2 dated May 31, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.23 filed with 1999 Form 10-K)[2]
10.22	Form of Change of Control Agreement between the Company and certain Executive Officers hired before January 1, 2001 (Exhibit 10.24 filed with 1999 Form 10-K)[2]
10.25	Sale of Field Service Group as reported on Form 8-K/A (filed July 30, 1999)[2]
10.26	Form of Tab Products Co. Stock Purchase Agreement relating to the Leveraged Stock Purchase Program between the Company and certain executive officers and key employees (Exhibit 10.1 filed with Form 10-Q for the quarter ended November 30, 1999)[1,2]
10.27	Bank of America Amendment No. 3 dated September 24, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.2 filed with Form 10-Q for the quarter ended November 30, 1999)[2]
10.28	Bank of America Amendment No. 4 dated January 13, 2000 to Business Loan Agreement dated November 30, 1998 (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 29, 2000) [2]
10.29	Bank of America Amendment No. 5 dated April 10, 2000 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.29 filed with 2000 Form 10-K)[2]
10.30	Confidential Retirement Agreement and General Release of Claims between Philip C. Kantz and Tab Products Co. (Exhibit 10.30 filed with 2000 Form 10-K)[1,2]
10.31	Business Loan Agreement between Comerica Bank-California and Tab Products Co. dated November 21, 2000 (Exhibit 10.1 filed with Form 10-Q for the quarter ended November 30, 2000)[2]
10.32	Employment Agreement between the Company and Gary W. Ampulski (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 28, 2001)[1,2]
10.33	Change of Control Agreement between the Company and Gary W. Ampulski (Exhibit 10.2 filed with Form 10-Q for the quarter ended February 28, 2001)[1,2]
10.34	Form of Change of Control Agreement for Executive Officers hired after January 1, 2001[1]
10.35	Letter Agreement amending the Employment Agreement between the Company and Gary W. Ampulski, dated May 30, 2001[1]
10.36	Promissory Note between the Company and Gary W. Ampulski, dated March 1, 2001
10.37	Non-Qualified Stock Option Agreement between the Company and Gary W. Ampulski dated December 14, 2000[1]
10.38	2001 Nonstatutory Stock Option Plan and Form of Agreement[1]
23.1	Independent Auditors' Consent

1
Compensatory Plan or Arrangement

2
Incorporated by reference from the noted previously filed document.

SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vernon Hills, in the State of Illinois, on this 27th day of August, 2001.

TAB PRODUCTS CO.
/S/ GARY W. AMPULSKI Gary W. Ampulski President & Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY W. AMPULSKI Gary W. Ampulski	President and Chief Executive Officer	August 27, 2001
/s/ DONALD J. HOTZ Donald J. Hotz	Vice President, Chief Financial Officer and Treasurer	August 27, 2001
/s/ ROBERT J. CRECCA Robert J. Crecca	Corporate Controller, Chief Accounting Officer and Asst. Secretary	August 27, 2001
/s/ HANS A. WOLF Hans A. Wolf	Chairman of the Board	August 27, 2001
/s/ KATHRYN S. HANSON Dr. Kathryn S. Hanson	Director	August 27, 2001
/s/ JEFFREY A. HEIMBUCK Jeffrey A. Heimbuck	Director	August 27, 2001
/s/ JERRY K. MYERS Jerry K. Myers	Director	August 27, 2001

TAB PRODUCTS CO.

CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FORM 10-K ITEM 14

FISCAL YEARS ENDED MAY 31, 2001, 2000 AND 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Tab Products Co.:

    We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in the Statement of Accounting Policies, as of June 1, 2000, the Company changed its method of accounting for revenue recognition to conform to the Statement of Accounting Bulletin No. 101.

DELOITTE & TOUCHE LLP

San Jose, California
June 28, 2001
(August 13, 2001 as to Note 4)

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended May 31
	2001	2000	1999
Revenues	$118,522,000	$130,568,000	$155,620,000
Costs and expenses:
Cost of revenues	74,442,000	80,590,000	95,879,000
Selling, general and administrative	62,674,000	60,825,000	57,849,000
Research and development	677,000	861,000	966,000

Total costs and expenses	137,793,000	142,276,000	154,694,000

Operating (loss) income	(19,271,000)	(11,708,000)	926,000
Gain on sale of business unit	—	13,794,000	—
Gain on sale of property	1,119,000	12,919,000	—
Interest and other, net	(214,000)	(159,000)	(334,000)

(Loss) earnings before income taxes	(18,366,000)	14,846,000	592,000
(Benefit) provision for income taxes	(6,612,000)	6,272,000	430,000

Net (loss) earnings before cumulative effect of a change in accounting principle	(11,754,000)	8,574,000	162,000
Cumulative effect of a change in accounting principle	(330,000)	—	—

Net (loss) earnings	$(12,084,000)	$8,574,000	$162,000

(Loss) earnings per share
Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	$(2.28)	$1.67	$0.03
Cumulative effect on prior years of a change in accounting principle	$(0.06)	$—	$—

Basic net (loss) earnings per share	$(2.34)	$1.67	$0.03

Shares used in computing basic net (loss) earnings per share	5,173,000	5,140,000	5,090,000
Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	$(2.28)	$1.67	$0.03
Cumulative effect on prior years of a change in accounting principle	$(0.06)	$—	$—

Diluted net (loss) earnings per share	$(2.34)	$1.67	$0.03

Shares used in computing diluted net (loss) earnings per share	5,173,000	5,142,000	5,122,000

See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED BALANCE SHEETS

	May 31
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$5,872,000	$5,724,000
Short-term investments	2,965,000	5,170,000
Accounts receivable, less allowances for doubtful accounts of $889,000 and $1,095,000	23,507,000	29,685,000
Inventories	5,104,000	6,842,000
Tax refund receivable	4,764,000	—
Deferred income taxes	3,002,000	2,276,000
Other prepaid expenses	1,548,000	1,561,000

Total current assets	46,762,000	51,258,000
Property, plant and equipment, net	7,516,000	12,253,000
Goodwill, net	2,643,000	7,387,000
Deferred pension asset	3,134,000	1,788,000
Other assets	2,102,000	607,000

Total assets	$62,157,000	$73,293,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,816,000	$10,024,000
Compensation payable	2,290,000	2,911,000
Other accrued liabilities	7,277,000	6,099,000

Total current liabilities	20,383,000	19,034,000

Long-term debt	—	—

Deferred taxes and other noncurrent liabilities	1,271,000	1,579,000

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, authorized—500,000 shares, issued—none	—	—
Common stock, $.01 par value, authorized—25,000,000 shares, issued—2001—7,742,137 shares, 2000—7,611,116 shares	77,000	76,000
Additional paid-in capital	15,236,000	15,286,000
Stock subscriptions—notes receivable	(397,000)	(1,374,000)
Retained earnings	57,974,000	70,573,000
Treasury stock, 2001—2,535,969 and 2000—2,404,027 shares	(31,597,000)	(31,164,000)
Accumulated other comprehensive loss	(790,000)	(717,000)

Total stockholders' equity	40,503,000	52,680,000

Total liabilities and stockholders' equity	$62,157,000	$73,293,000

See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-in Capital	Stock Subscriptions- Notes Receivable	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Total Comprehensive Income (Loss)
Balances, June 1, 1998	5,169,389	$76,000	$15,219,000		$63,885,000	$(31,365,000)	$(2,918,000)	$(519,000)

Net earnings					162,000			162,000
Dividends, $.20 per share					(1,016,000)
Minimum pension liability changes							37,000	37,000
Translation adjustment							(33,000)	(33,000)
Stock options exercised and tax benefit on disqualified common stock dispositions	4,500		36,000
Common stock repurchases	(146,200)					(955,000)

Balances, May 31, 1999	5,027,689	76,000	15,255,000		63,031,000	(32,320,000)	(2,914,000)	166,000

Net earnings					8,574,000			8,574,000
Dividends, $.20 per share					(1,032,000)
Minimum pension liability changes							2,381,000	2,381,000
Translation adjustment							(184,000)	(184,000)
Stock options exercised and tax benefit on disqualified common stock dispositions	5,000		30,000
Sale of treasury stock	207,500		1,000	(1,374,000)		1,374,000
Common stock repurchases	(33,100)					(218,000)

Balances, May 31, 2000	5,207,089	76,000	15,286,000	(1,374,000)	70,573,000	(31,164,000)	(717,000)	10,771,000

Net (loss)					(12,084,000)			(12,084,000)
Dividends, $.10 per share					(515,000)
Adjust Treasury Stock to average cost			(1,211,000)			1,211,000
Translation adjustment							(73,000)	(73,000)
Common stock issued to Tax Deferred Savings Plan	146,579	1,000	290,000			194,000
Cancellation of stock subscription	(147,500)		861,000	977,000		(1,838,000)
Warrant issued			10,000

Balances, May 31, 2001	5,206,168	$77,000	$15,236,000	$(397,000)	$57,974,000	$(31,597,000)	$(790,000)	$(12,157,000)

See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended May 31
	2001	2000	1999
OPERATING ACTIVITIES
Net (loss) earnings	$(12,084,000)	$8,574,000	$162,000
Adjustments to reconcile net earnings to net cash (required) provided by operating activities:
Depreciation and amortization	9,170,000	4,006,000	4,802,000
Deferred income taxes	(2,518,000)	904,000	(100,000)
Gain on sale of business unit	—	(7,967,000)	—
Gain on sale of property	(1,119,000)	(7,462,000)	—
Issuance of common stock to 401(k) Plan	495,000	—	—
Other	(17,000)	159,000	(88,000)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,178,000	(3,411,000)	(1,482,000)
Inventories	1,738,000	(319,000)	2,225,000
Tax refund receivable	(4,764,000)	—	—
Deferred income taxes and other expenses	(713,000)	1,669,000	(17,000)
Deferred pension asset	(1,346,000)	(1,788,000)	—
Other assets	234,000	985,000	38,000
Accounts payable	792,000	2,170,000	1,389,000
Compensation payable	(621,000)	731,000	(1,897,000)
Other accrued liabilities	1,659,000	(11,515,000)	2,744,000

Net cash (required) provided by operating activities	(2,916,000)	(13,264,000)	7,776,000

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(1,536,000)	(2,865,000)	(5,052,000)
Purchase of operating assets of Docucon, Inc	—	(5,330,000)	—
Sale of property	2,900,000	17,803,000	—
Sale of business unit	—	13,405,000	—
Other	83,000	78,000	—
Purchases of short-term investments	(5,997,000)	(7,006,000)	(4,428,000)
Sales of short-term investments	8,202,000	4,777,000	6,383,000

Net cash provided (required) by investing activities	3,652,000	20,862,000	(3,097,000)

FINANCING ACTIVITIES
Repayment of debt	—	(7,390,000)	(3,437,000)
Issuance of common stock	—	31,000	36,000
Purchase of treasury stock	—	(218,000)	(955,000)
Dividends paid	(515,000)	(1,032,000)	(1,016,000)

Net cash required by financing activities	(515,000)	(8,609,000)	(5,372,000)

Effect of exchange rate changes on cash	(73,000)	(237,000)	466,000

Increase (decrease) in cash and cash equivalents	148,000	(1,248,000)	(227,000)
Cash and cash equivalents at beginning of year	5,724,000	6,972,000	7,199,000

Cash and cash equivalents at end of year	$5,872,000	$5,724,000	$6,972,000

See accompanying Statement of Accounting Policies and Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

STATEMENT OF ACCOUNTING POLICIES

    The Company's significant accounting policies are summarized below to assist the reader in reviewing the financial statements and other data contained in the consolidated financial statements.

    Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany transactions have been eliminated in consolidation.

    Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Such estimates include the allowance for doubtful accounts, restructuring reserves, inventory valuation, recoverability of deferred tax assets and obligations for postretirement health care and pension benefits. Actual results could differ from those estimates.

    Translation of Foreign Currencies—Operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency for each subsidiary. Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect as of the balance sheet dates, and results of operations for each subsidiary are translated using the average rates in effect for the periods presented. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in net earnings.

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

    Inventories are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out (LIFO) method for domestic inventories, which was approximately $720,000 at May 31, 2001 ($975,000 at May 31, 2000). Cost of the remainder of the inventories is determined on the first-in, first-out (FIFO) method.

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

    Goodwill represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is being amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $4,832,000, $259,000 and $496,000 in fiscal years 2001, 2000 and 1999, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

At May 31, 2001 the Company wrote-off the remaining goodwill from the acquisition of its imaging services subsidiary in the amount of $3.7 million due to its impairment.

    Revenue Recognition—Revenues on product sales are recognized upon product shipment, except mobile filing equipment. Revenue related to mobile equipment, the installation of products and professional services is recognized upon completion. Imaging services revenues are recognized on a percentage of completion method. Equipment service and software support contract revenues are recognized ratably over the contractual period or as the services are performed.

    Earnings Per Share (EPS) are computed as basic EPS using the average number of common shares outstanding and diluted EPS using the average number of common and dilutive common equivalent shares outstanding, in accordance with SFAS 128 (see Note 12).

    Stockholders' Equity—Shares of the Company, which are repurchased, are treated as Treasury stock and are accounted for under the cost method.

    Income Taxes—Deferred income taxes are provided for temporary differences between financial statements and income tax reporting, in accordance with SFAS 109.

    Stock-based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

    Comprehensive Income—Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income consists of its reported net income or loss, adjustments to the minimum defined benefit retirement obligation and the change in the cumulative foreign currency translation adjustment during a period.

    Segment Reporting—The Company reports certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets as required by Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information."

    Concentrations of Credit Risk—Financial instruments, which potentially subject the Company to a concentration of credit risk, principally consist of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments with what it believes are high credit quality financial institutions. The Company sells its products primarily to companies in North America, Europe and Australia. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

    Reclassifications—Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

    Recently Issued Accounting Standards—In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company anticipates that the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SFAS No. 133 on June 1, 2001.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes. Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101.

    After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company has changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 no later than June 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141, Business Combinations. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Short-Term Investments

    The Company's short-term investments have been classified as available-for-sale securities. The cost of available-for-sale securities at May 31, 2001 and May 31, 2000 are presented in the table that follows. Available-for-sale securities are classified as current assets and generally mature within three months. For each category of investment securities, the cost approximates fair market value.

	May 31
	2001	2000
Corporate obligations	$2,269,000	$4,154,000
U.S. Government obligations	696,000	1,016,000

	$2,965,000	$5,170,000

2. Inventories

	May 31
	2001	2000
Finished goods	$1,443,000	$2,164,000
Work in process	272,000	273,000
Raw material	3,389 000	4,405,000

	$5,104,000	$6,842,000

    If the inventories for which the LIFO method is used were valued under the FIFO method, such inventories would have been higher by $378,000 at May 31, 2001 and $518,000 at May 31, 2000. The change in certain LIFO inventory increased earnings before income tax by $140,000, decreased earnings before income tax by $42,000 in 2000 and increased earnings before income tax by $287,000 in 1999.

3. Property, Plant and Equipment

	May 31
	2001	2000
Land and improvements	$366,000	$965,000
Buildings and improvements	7,682,000	9,554,000
Machinery and equipment	16,611,000	17,112,000
Furniture and fixtures	9,300,000	12,636,000
Leasehold improvements	473,000	831,000

	34,432,000	41,098,000
Accumulated depreciation and amortization	(26,916,000)	(28,845,000)

	$7,516,000	$12,253,000

4. Long-Term Debt and Revolving Line of Credit

    During fiscal year 2000 the Company paid off its long-term debt in the amount of $7,390,000 and had no long-term debt outstanding as of May 31, 2001 and May 31, 2000.

    The Company has a secured revolving line of credit of $5 million with a bank as of May 31, 2001, which will expire on October 31, 2001. Borrowings are available at the prime rate plus one-half percent. The Company had no borrowings outstanding under this line as of May 31, 2001. Under the line of credit, the Company must maintain certain financial covenants including a minimum level of tangible net worth, a minimum quick asset ratio and a minimum ratio of total liabilities to tangible net worth. The Company was not in compliance with the tangible effective net worth covenant at May 31, 2001. The Company received a waiver of the covenant violation from the bank on August 13, 2001. The Company expects to renegotiate the line of credit agreement with the bank to lower the tangible effective net worth covenant and received a letter from the bank dated August 13, 2001 confirming the bank's intentions to amend the agreement.

    Cash paid for interest which approximates interest expense was $17,000, $615,000 and $967,000 for fiscal years 2001, 2000 and 1999, respectively.

5. Other Accrued Liabilities

	May 31
	2001	2000
Payroll and related benefits	$2,253,000	$2,347,000
Dividends	—	260,000
Amount due to independent sales reps	1,555,000	1,196,000
Other	3,469,000	2,296,000

	$7,277,000	$6,099,000

6. Income Taxes

    The (benefit) provision for income taxes is comprised of the following:

	Year Ended May 31
	2001	2000	1999
(Benefit) provision for income taxes:
Current:
Federal	$(4,566,000)	$4,970,000	$46,000
State	—	1,480,000	2,000
Foreign	472,000	726,000	482,000

	(4,094,000)	7,176,000	530,000

Deferred:
Federal	(1,392,000)	(711,000)	(51,000)
State	(1,156,000)	(176,000)	29,000
Foreign	30,000	(17,000)	(78,000)

	(2,518,000)	(904,000)	(100,000)

	$(6,612,000)	$6,272,000	$430,000

    The reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

	2001	2000	1999
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1	4.8	3.4
Non-deductible goodwill	(.4)	.6	26.1
Foreign taxes	.4	1.6	5.9
Other	(3.1)	.2	2.2

Effective tax rate	36.0%	42.2%	72.6%

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

	May 31
	2001	2000
Deferred Tax Assets
Post-retirement benefit obligation	$517,000	$528,000
Reserves not currently deductible	1,355,000	1,516,000
Vacation accrual	340,000	428,000
Allowance for doubtful accounts	402,000	323,000
Pension obligation	—	—
Unrealized foreign exchange losses	790,000	537,000
Goodwill	1,869,000	—
Differences between book and tax basis of property	58,000	—
Net operating loss carryforward	1,246,000	—
Other	—	315,000

	6,577,000	3,647,000

Deferred Tax Liabilities
Differences between book and tax basis of property	—	(604,000)
Pension obligation	(1,273,000)	(741,000)
Other	(448,000)	(174,000)

	(1,721,000)	(1,519,000)

Net deferred tax assets	$4,856,000	$2,128,000

	May 31
	2001	2000
Net deferred tax assets (liabilities) were comprised of the following:
Current assets	$3,002,000	$2,276,000
Non-current assets (liabilities)	1,854,000	(148,000)

Net deferred tax assets	$4,856,000	$2,128,000

    The Company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries, which the Company intends to reinvest indefinitely. The Company does not believe a valuation allowance for deferred tax assets is necessary. Cash payments for income taxes were: $62,000, $6,997,000 and $50,000 in 2001, 2000 and 1999, respectively.

7. Employee Benefit Plans

    The Company maintains a defined benefit pension plan for substantially all domestic employees. Plan benefits are based on compensation and length of service and provide for normal retirement at age 65. The Company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax-deductible amount allowed.

    In fiscal 1999 the Company suspended its defined benefit pension plan to limit both new participation and further pension credit for current participants. The result of the suspension is that after March 31, 1999, no new participants have been eligible to join the plan. Also, after March 31, 1999, active participants in the plan do not receive any further pension benefit credits. Active participants in the plan as of March 31, 1999, will be eligible, upon retirement, to receive a pension based upon the pension credits they have earned through March 31, 1999. Other than these changes, the pension plan remains the same.

    In fiscal 2001, the Company paid benefits to 107 terminated vested participants in the form of lump sum payments, which resulted in a settlement loss of approximately $93,000.

    The plan's assets are invested in short-term money market instruments, fixed income securities and common stocks.

    The following table sets forth the plans funded status:

	2001	2000
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$23,900,000	$25,305,000
Service cost	—	—
Interest cost	1,812,000	1,771,000
Settlements	(136,000)	—
Actuarial loss	175,000	514,000
Assumption change	829,000	(2,665,000)
Benefits paid	(1,389,000)	(1,025,000)

Benefit obligation at end of year	25,191,000	23,900,000

Changes in Plan Assets:
Fair value at beginning of year	31,914,000	22,973,000
Actual return on plan assets	148,000	9,966,000
Settlements	(261,000)	—
Benefits paid	(1,389,000)	(1,025,000)

Fair value at end of year	30,412,000	31,914,000

Funded status	5,221,000	8,014,000
Unrecognized actuarial (gain)	(2,087,000)	(6,226,000)

Net amount recognized	$3,134,000	$1,788,000

Prepaid benefit cost	$3,134,000	$1,788,000
Accrued benefit liability	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$3,134,000	$1,788,000

	2001	2000
Weighted-average assumptions as of May 31:
Discount rate	7.50%	7.75%
Expected return on assets	9.50%	9.50%
Rate of compensation increase	5.00%	5.00%

    Net periodic pension (income) cost was $(1,347,000), $(152,000) and $1,133,000 for fiscal years 2001, 2000 and 1999, respectively, and included the following components.

	2001	2000	1999
Components of net periodic pension (income) cost:
Service cost	$—	$—	$712,000
Interest cost	1,812,000	1,771,000	1,832,000
Expected return on plan assets	(2,966,000)	(2,134,000)	(2,185,000)
Amortization of unrecognized transition obligation	—	—	18,000
Prior service amortization	—	—	16,000
Recognized net actuarial (gain) loss	(286,000)	211,000	363,000
Curtailment loss	—	—	377,000
Settlement loss	93,000	—	—

Net periodic pension (income) cost	$(1,347,000)	$(152,000)	$1,133,000

    The Company also provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the Company make contributions in either cash or common stock, at its option, equal to 50% of contributions made by participating employees up to a maximum of 3% of employee's salary. The plan also provides for additional Company contributions up to a maximum of 75% of participating employees' contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $597,000, $820,000 and $449,000 for fiscal years 2001, 2000 and 1999, respectively. The plan was enhanced effective June 1, 1999 to provide for an increase in the Company match to a maximum of 3% of employee's salary from 2%. Certain additional transitional contributions were made to employee accounts during fiscal years 2001 and 2000 in the amount of $62,000 and $130,000, respectively, with additional payments due in fiscal 2002 for eligible plan participants as of March 31, 1999.

    The Company has a plan that provides certain health care benefits for all of its retired employees who meet certain age and service requirements while working for the Company. Generally, Company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

    In fiscal year 2001, the plan was amended to increase the eligibility age over the next few years from age 60 and 10 years of service beginning in fiscal year 2002 to age 65 and 10 years of service beginning in fiscal year 2005.

    Net postretirement benefit cost was $204,000, $301,000 and $270,000 for fiscal years 2001, 2000 and 1999, respectively. The Company's postretirement health care plans are not funded.

    Accumulated postretirement benefit obligation:

	May 31
	2001	2000
Changes in benefit obligation:
Benefit obligation at beginning of year	$2,117,000	$1,935,000
Service cost	65,000	106,000
Interest cost	131,000	151,000
Actuarial loss	31,000	364,000
Amendment change	(347,000)	—
Assumption change	44,000	(158,000)
Benefits paid	(221,000)	(281,000)

Benefit obligations at end of year	1,820,000	2,117,000
Unrecognized prior service cost	367,000	47,000
Unrecognized net actuarial loss	(916,000)	(876,000)

Accrued postretirement benefit cost	$1,271,000	$1,288,000

    Net postretirement benefit costs consisted of the following components:

	2001	2000	1999
Service cost	$65,000	$106,000	$116,000
Interest cost on accumulated postretirement benefit obligation	131,000	151,000	126,000
Net amortization and deferrals	8,000	44,000	28,000

Net postretirement benefit costs	$204,000	$301,000	$270,000

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 2000 was 7% decreasing linearly each successive year until it reaches 5% in 2003, after which it will remain constant. A one-percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation, service cost and interest cost components of the net periodic postretirement benefit cost by approximately 11%, 22% and 10%, respectively. The impact of a 1% decrease in the trend rates would decrease these components 10%, 18% and 8%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for fiscal 2001 and 7.75% for fiscal 2000.

8. Stock Option Plans, Stock Purchase Right Plan, Leveraged Stock Purchase Plan and Stock Repurchase Plan

    Under the 1991 Employee Stock Option Plan (the "1991 Option Plan"), the Company may grant options to purchase shares of common stock to employees at prices not less than the fair market value of a share of stock at the date of grant for incentive stock options and not less than 85% of fair market value of a share of stock for non-statutory stock options. The options generally expire 10 years from the date of grant. The options generally become exercisable 25% per year over a 4-year period for those options granted prior to fiscal 1999 and, for those options granted thereafter, 37 1/2% of the grant becomes exercisable 18 months after the date of grant with the remainder becoming exercisable ratably by quarter so as to be fully exercisable 5 years from the date of grant. The 1991 Option Plan expired on March 21, 2001, and no further options may be granted from the plan after that date.

    Under the 1996 Outside Directors Option Plan, (the "Directors Plan"), an option to purchase 10,000 shares of common stock of the Company is automatically granted to each outside director at the date of appointment as a director. This option is granted at the fair market value of a share of stock on the date of grant, expires 10 years from the date of grant and becomes exercisable 25% per year over a 4-year period. Also under the Directors Plan, outside directors of the Company are automatically granted additional options annually to purchase 2,000 shares of common stock of the Company at the fair market value of a share of stock on the date of grant for each year that such person remains a director of the Company. The grant date is the date of the Annual Stockholders Meeting. Annual options granted under the Directors Plan are exercisable on the date preceding the next Annual Stockholders meeting after the date of grant. The options expire 10 years from the date of grant. All options issued under the Directors Plan are non-qualified options.

    On December 14, 2000, an option to purchase 250,000 shares of common stock of the Company was granted to the Company's President and Chief Executive Officer. The option was granted separately from the Company's 1991 Option Plan. The option was granted at the fair market value of a share of stock on the date of grant ($2.125). The option expires 10 years from the date of grant and becomes exercisable in four annual installments commencing one year after the grant date.

    On April 18, 2001, the Board of Directors of the Company approved the 2001 Nonstatutory Stock Option Plan (the "2001 Nonstatutory Option Plan"). Under the 2001 Nonstatutory Option Plan, options may be granted at a price that is not less than 85% of the fair market value of a share of stock on the date of grant. The options generally become exercisable at a rate of 37 1/2% 18 months after the date of grant with the remainder becoming exercisable ratably by quarter so as to be fully exercisable 5 years from the date of grant. The options expire 10 years from the date of grant.

    Activity under the option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 1, 1998 (149,125 exercisable at weighted average price of $7.58)	511,750	$8.26
Granted (weighted average fair value of $2.92)	186,500	10.63
Exercised	(4,500)	6.00
Canceled	(38,125)	10.02

Outstanding, May 31, 1999 (282,875 exercisable at weighted average price of $7.91)	655,625	8.84
Granted (weighted average fair value of $1.93)	43,000	5.62
Exercised	(5,000)	6.00
Canceled	(19,875)	7.75

Outstanding, May 31, 2000 (396,245 exercisable at weighted average price of $8.50)	673,750	8.69
Granted (weighted average fair value of $1.46)	692,000	2.87
Exercised	—	—
Canceled	(509,625)	8.28

Outstanding, May 31, 2001 (227,927 exercisable at weighted average price of $7.20)	856,125	$4.23

    Additional information regarding options outstanding as of May 31, 2001 is as follows:

		Options Outstanding
				Options Exercisable
		Weighted Avg. Remaining Contractual Life (yrs.)
Range of Exercise Prices	Number Outstanding		Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$2.13-$ 2.13	303,000	9.5	$2.13	13,000	$2.13
$2.63-$ 3.50	205,000	9.5	$3.29	—	$—
$3.60-$ 6.38	175,875	7.9	$4.63	66,874	$5.84
$6.50-$11.88	132,250	5.5	$7.49	124,125	$7.45
$12.50-$12.50	40,000	7.1	$12.50	23,928	$12.50

$2.13-$12.50	856,125	8.5	$4.23	227,927	$7.20

    At May 31, 2001, 98,000 and 62,000 shares were available for future grants under the Nonstatutory Stock Option Plan and Directors Plan, respectively.

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

    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.

    These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 47.43% in fiscal 2001, 40.9% in fiscal 2000 and 36.4% in fiscal 1999; risk free interest rates, 5.18% in fiscal 2001, 7.44% in fiscal 2000 and 5.29% in fiscal 1999 and a dividend rate of 0% in fiscal 2001 and 2.5% in fiscal years 2000 and 1999. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) income would have been $(11,970,000) ($2.31 basic and diluted loss per share) in fiscal 2001, $8,347,000 ($1.62 basic and diluted income per share) in fiscal 2000, $(55,000) ($.01 basic and diluted loss per share) in fiscal 1999. The impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

    In October 1996, the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock. The Right entitles a stockholder to purchase one one-hundredth of a share of preferred stock at $35 per Right exercisable after a person acquires 15% or more of TAB's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Under certain circumstances, if a person acquires 15% or more of the common stock, the Rights permit the holders to purchase TAB common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquiring person at a 50% discount. Rights held by an acquiring person will become null and void in both cases. The Rights are subject to redemption by the Company's Board of Directors for $.001 for each Right. The Rights expire on October 23, 2006.

    In October 1999, the Company implemented a Stock Purchase and Stock Bonus Plan (the "Plan") with certain executive officers and key employees of the Company. The Plan allows an employee to borrow funds from the Company to acquire a specified number of common shares. An equivalent number of shares of common stock were also granted to each individual. The stock grant vests after three years. All certificates are held by the Company as collateral against the notes receivable. The note and accrued interest will be forgiven after three years, if the employee continues employment with the Company during that period. The Company used 207,500 shares of Treasury Stock to implement the Plan. The stock subscriptions-notes receivable related to the stock grants are offset in Stockholders' Equity.

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

    On December 14, 2000, the Company's Board of Directors approved the issuance of a warrant for 13,000 shares of the Company's Common Stock to a recruiting firm in exchange for its services. The exercise price is $2.125, the closing price for the Company's Common Stock on the date of issuance. The warrant is immediately exercisable and expires on January 1, 2004. The warrant had not been exercised as of May 31, 2001. The estimated fair value of the warrant of $10,000 was recorded as an expense in fiscal year 2001.

9. Commitments and Contingencies

    The Company and its subsidiaries are obligated under leases of certain office and warehouse facilities expiring at various dates through 2006. The future minimum rental payments under these lease agreements at May 31, 2001 are as follows:

2002	$3,412,000
2003	2,829,000
2004	2,242,000
2005	1,743,000
2006	555,000

$10,781,000

    Total rentals charged to expense amounted to $3,413,000 in 2001, $3,083,000 in 2000 and $2,869,000 in 1999.

10. Major Customer

    No single customer accounted for greater than 10% of consolidated revenues in fiscal years 2001, 2000 and 1999.

11. Segment Reporting

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. The Chief Executive Officer is the Company's chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments include United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Vice President, International, who reports to the Chief Executive Officer. Within the United States, the individuals responsible for operations, marketing and sales report directly to the Chief Executive Officer.

    Information about segments for the years ended May 31:

	2001	2000	1999
Revenues:
United States	$88,505,000	$101,735,000	$126,269,000
Canada	21,680,000	20,054,000	18,664,000
Netherlands	4,408,000	5,019,000	7,067,000
Australia	3,929,000	3,760,000	3,620,000

Consolidated Total	$118,522,000	$130,568,000	$155,620,000

	2001	2000	1999
(Loss) income before income taxes:
United States	$(19,821,000)	$13,968,000	$38,000
Canada	691,000	(49,000)	(520,000)
Netherlands	804,000	1,134,000	1,457,000
Australia	(40,000)	(207,000)	(383,000)

Consolidated Total	$(18,366,000)	$14,846,000	$592,000

	2001	2000	1999
Depreciation and amortization:
United States	$8,709,000	$3,390,000	$4,128,000
Canada	367,000	492,000	572,000
Netherlands	62,000	59,000	55,000
Australia	32,000	65,000	47,000

Consolidated Total	$9,170,000	$4,006,000	$4,802,000

	2001	2000
Long-lived assets:
United States	$11,900,000	$13,585,000
Canada	506,000	733,000
Netherlands	123,000	151,000
Australia	223,000	179,000

Consolidated Total	$12,752,000	$14,648,000

    Geographic revenues are based on the country from which customers are invoiced. (Loss) income before income taxes is net sales less operating expenses, interest or other expenses, but prior to income taxes.

12. Per Share Information

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the fiscal years ended May 31, 2001, 2000 and 1999, respectively, are calculated as follows (in thousands, except per share data):

	2001	2000	1999
Weighted average shares outstanding	5,173	5,140	5,090
Net (loss) earnings	$(12,084)	$8,574	$162
Basic (loss) earnings per share	$(2.34)	$1.67	$0.03

Weighted average shares outstanding	5,173	5,140	5,090
Dilutive effect of options	—	2	32

Total	5,173	5,142	5,122
Net (loss) earnings	$(12,084)	$8,574	$162
Diluted (loss) earnings per share	$(2.34)	$1.67	$0.03

13. Selected Quarterly Data (Unaudited)

(In thousands, except per share data)

				(Loss) Earnings Per Share
Fiscal Quarter Ended		Gross Profit(1)	Net (Loss) Earnings
	Revenues			Basic	Diluted
May 31, 2001
First Quarter	$30,230	$10,764	$(3,121)	$(.60)	$(.60)
Second Quarter	29,962	11,389	(1,728)	(.34)	(.34)
Third Quarter	29,143	11,226	(2,325)	(.45)	(.45)
Fourth Quarter	29,187	10,701	(4,910)	(.95)	(.95)

	$118,522	$44,080	$(12,084)	(2.34)	(2.34)

May 31, 2000
First Quarter	$31,994	$12,750	$7,280	$1.45	$1.44
Second Quarter	31,201	12,640	(1,241)	(.24)	(.24)
Third Quarter	32,727	12,558	5,510	1.06	1.06
Fourth Quarter	34,646	12,030	(2,975)	(.57)	(.57)

	$130,568	$49,978	$8,574	1.67	1.67

(1)
Revenues less cost of revenues.

    The net loss for the first quarter of fiscal year 2001 includes a charge of $330,000 ($0.06 loss per share) for the cumulative effect of accounting change.

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

    On February 16, 2001, the Company completed the sale of unutilized property and a manufacturing facility for $2.9 million. In connection with the sale, the Company recorded a pre-tax gain of $1.1 million in the third quarter of fiscal 2001.

15. Consolidation Activities

    On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In September 1999, the Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $435,000 in the first quarter of fiscal 2000.

16. Acquisitions

    On May 25, 2000, the Company purchased substantially all of the operating assets of Docucon for approximately $5.1 million, which was a combination of cash and assumed liabilities. Approximately $4.5 million of the purchase price was allocated to goodwill with the remainder allocated to the gross assets and liabilities acquired. The Docucon purchase gave the Company the capacity to convert customers' documents to digital format for desktop access. At May 31, 2001, the Company wrote-off the remaining goodwill of $3.7 million from the acquisition due to its impairment.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Tab Products Co.:

    We have audited the consolidated financial statements of Tab Products Co. and its subsidiaries as of May 31, 2001 and 2000, and for each of the three years in the period ended May 31, 2001, and have issued our report thereon dated June 28, 2001; such financial statements and report are included in your fiscal 2001 Annual Report to Stockholders. Our audits also included the financial statement schedule of Tab Products Co., for the years ended May 31, 2001, 2000 and 1999, listed in Item 14(A)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

DELOITTE & TOUCHE LLP

San Jose, California
June 28, 2001
(August 13, 2001 as to Note 4)

TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Uncollectible Accounts Charged to Reserve	Balance at End of Period
Year ended May 31, 2001	$1,095,000	$519,000	$725,000	$889,000
Year ended May 31, 2000	$936,000	$452,000	$293,000	$1,095,000
Year ended May 31, 1999	$947,000	$380,000	$391,000	$936,000

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
TAB PRODUCTS CO. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FORM 10-K ITEM 14 FISCAL YEARS ENDED MAY 31, 2001, 2000 AND 1999
INDEPENDENT AUDITORS' REPORT
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOW
TAB PRODUCTS CO. STATEMENT OF ACCOUNTING POLICIES
TAB PRODUCTS CO. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT