Form 10-Q
period 2001-08-31
TAB PRODUCTS CO
filed 2001-10-10
CIK 96116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter period ended August 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 1-7736

TAB PRODUCTS CO.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-1190862
(State of Incorporation)	(IRS Employer Identification No.)

935 Lakeview Parkway, Suite 195
Vernon Hills, IL  60061
(Address of principal executive offices)

(847) 968-5400
(Registrant's telephone number - including area code)

NOT APPLICABLE
Former name, former address and former fiscal year,
if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common shares outstanding as of August 31, 2001 – 5,196,638

TAB PRODUCTS CO.

INDEX

PART I.  FINANCIAL INFORMATION

TAB PRODUCTS CO.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(000's omitted except share and per share data)

	August 31, 2001	May 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$9,835	$5,872
Short-term investments	2,149	2,965
Accounts receivable, less allowances of $1,013 and $889 for doubtful accounts	21,137	23,507
Inventories	5,189	5,104
Income tax receivable	500	4,764
Deferred income taxes	1,871	3,002
Prepaid expenses	1,924	1,548

Total Current Assets	42,605	46,762

Property, plant and equipment, net of accumulated depreciation of $27,322 and $26,916	6,992	7,516
Goodwill, net	2,585	2,643
Deferred pension asset	3,344	3,134
Other assets	3,390	2,102

Total Assets	$58,916	$62,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,345	$10,816
Compensation payable	2,411	2,290
Other accrued liabilities	6,048	7,277

Total Current Liabilities	17,804	20,383

Deferred income taxes and other non-current liabilities	1,271	1,271

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued-none	-	-
Common stock: $.01 par value, authorized 25,000,000 shares, issued - August 2001 - 7,762,607 shares and May 2001 - 7,742,137 shares	78	77
Additional paid-in capital	15,491	15,236
Stock subscription – notes receivable	(198)	(397)
Retained earnings	57,175	57,974
Treasury stock: August 2001 - 2,565,969 shares and May 2001 - 2,535,969 shares	(31,971)	(31,597)
Accumulated other comprehensive loss	(734)	(790)

Total Stockholders' Equity	39,841	40,503

Total Liabilities and Stockholders’ Equity	$58,916	$62,157

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
(000's omitted except share and per share data)

	Three Months Ended August 31

	2001	2000

Revenues	$28,505	$30,230

Costs and Expenses:
Cost of revenues	17,350	19,466
Selling, general and administrative	12,367	15,053
Research and development	139	197

Total Costs and Expenses	29,856	34,716

Operating Loss	(1,351)	(4,486)

Interest, net, and other	121	113

Loss before income taxes	(1,230)	(4,373)

Income tax benefit	(431)	(1,582)

Net Loss before cumulative effect of a change in accounting principle	(799)	(2,791)

Cumulative effect of a change in accounting principle	-	(330)

Net Loss	$(799)	$(3,121)

Basic net loss per share before cumulative effect of a change in accounting principle	$(0.15)	$(0.54)
Cumulative effect on prior years of a change in accounting principle	-	(0.06)

Basic net loss per share	$(0.15)	$(0.60)

Shares used in computing basic net loss per share	5,196,470	5,206,313

Diluted net loss per share before cumulative effect of a change in accounting principle	$(0.15)	$(0.54)
Cumulative effect on prior years of a change in accounting principle	-	(0.06)

Diluted net loss per share	$(0.15)	$(0.60)

Shares used in computing diluted net loss per share	5,196,470	5,206,313

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000's omitted)

	Three Months Ended August 31,

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(799)	$(3,121)
Cumulative effect of a change in accounting principle	-	330
Adjustments to Reconcile Net Loss to Net Cash Provided (Required) by Operating Activities:
Depreciation and amortization	753	1,086
Deferred income taxes	(363)	354
Issuance of common stock to 401(k) plan	81	62
Changes in operating assets and liabilities:
Accounts receivable, net	2,370	4,874
Inventories	(85)	214
Income tax receivable	4,264	(1,392)
Deferred income taxes and prepaid expenses	(376)	(2,137)
Deferred pension asset	(210)	-
Other assets	206	(94)
Accounts payable	(1,471)	(1,218)
Compensation payable	121	(1,100)
Other accrued liabilities	(1,182)	(224)

Net Cash Provided (Required) by Operating Activities	3,309	(2,366)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(218)	(134)
Purchases of short-term investments	-	(1,487)
Sales of short-term investments	816	2,553

Net Cash Provided By Investing Activities	598	932

FINANCING ACTIVITIES:
Dividends paid	-	(256)

Net Cash Required by Financing Activities	-	(256)

Effect of exchange rate changes on cash	56	178

Increase (decrease) in cash and cash equivalents	3,963	(1,512)

Cash and cash equivalents at beginning of period	5,872	5,724

Cash and Cash Equivalents at End of Period	$9,835	$4,212

Cash paid for:
Interest	$1	$2
Income taxes, net of refunds received	$(4,107)	$114

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.          BASIS OF PRESENTATION

             The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-K for the fiscal year ended May 31, 2001.  The results of operations for the three-month period ended August 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2002.  The May 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.          INVENTORY

             Inventories consisted of the following (in thousands):

	August 31, 2001	May 31, 2001

Finished goods	$1,376	$1,443
Work in process	237	272
Raw materials	3,576	3,389

	$5,189	$5,104

3.          DIVIDENDS

             Dividends declared for the three-month period ended August 31, 2000 were as follows:

Record Date	Shares Outstanding	Dividend Per Share

Fiscal 2001:
August 25, 2000	5,120,147	$.05

             On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend on the common stock of the Company for quarters ending February 28, 2001 and later.

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

             Information about segments (in thousands):

	Three Months Ended August 31,

	2001	2000

Revenues:
United States	$22,358	$23,277
Canada	4,383	4,961
Netherlands	691	972
Australia	1,073	1,020

Consolidated Total	$28,505	$30,230

(Loss) income before income taxes:
United States	$(1,558)	$(4,670)
Canada	145	188
Netherlands	156	92
Australia	27	17

Consolidated Total	$(1,230)	$(4,373)

Depreciation and amortization:
United States	$645	$987
Canada	84	72
Netherlands	13	15
Australia	11	12

Consolidated Total	$753	$1,086

	August 31, 2001	May 31, 2001

Property, plant and equipment, net of accumulated depreciation:
United States	$6,297	$6,814
Canada	331	359
Netherlands	138	123
Australia	226	220

Consolidated Total	$6,992	$7,516

Total assets:
United States	$48,658	$51,273
Canada	6,992	7,570
Netherlands	1,701	1,680
Australia	1,565	1,634

Consolidated Total	$58,916	$62,157

Geographic revenues are based on the country from which customers are invoiced.  Income before income taxes is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5.          COMPREHENSIVE LOSS

             The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended August 31,

	2001	2000

Net loss	$(799)	$(3,121)
Foreign currency translation	56	(87)

Comprehensive loss	$(743)	$(3,208)

Accumulated other comprehensive loss, net of tax, presented on the accompanying unaudited consolidated condensed balance sheets consists of the following (in thousands):

	August 31, 2001	May 31, 2001

Foreign currency translation	$(734)	$(790)

6.          SUBSEQUENT EVENT

             On September 17, 2001, the Company announced that its Board of Directors authorized management to make discretionary repurchases of up to 10% of the Company’s common stock during the next twelve months at market prices.

7.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 on June 1, 2002.  Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from prior business combinations.  The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss.  Any transitional impairment loss will be recognized as a change in accounting principle.

8.          CHANGES IN ACCOUNTING PRINCIPLE

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), Accounting for Derivative Instruments and Hedging Activities.  This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company adopted SFAS No. 133 on June 1, 2001.  The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position, results of operations or cash flows.

             In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (“SAB No.101”), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999.  SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes.  Subsequently, SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101.

             After evaluation of the Company’s revenue recognition policies compared to the guidance in SAB No. 101, the Company changed its accounting policy for revenue from mobile file storage equipment.   Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months.  The change in accounting necessitated the restatement of the first and second quarter 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.  The cumulative effect of the change in accounting principle was a charge of $330,000 in the first quarter of fiscal year 2001.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS

             This report, including without limitation the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects.   Words such as “expects,” “may,” “will,” “should,” “forecasts,” “potential,” “continue,” “anticipates,” “intends,” “plans,” “projections,” “believes,” “seeks,” “foreseeable,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.  These statements are only predictions.

             Although forward-looking statements in this report reflect the good faith judgment of the Company’s management, such statements can only be based on facts and factors currently known by the Company.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in “Business Environment and Risk Factors” as well as those discussed elsewhere in this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report, which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operations and prospects.  The Company is not under any obligation (and expressly disclaims any such obligation) to update or alter its forward-looking statements, whether as a result of new information, future events or otherwise.

             The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements of the Company.

Capital Resources and Liquidity

             At August 31, 2001, the Company had cash and short-term investments of $12.0 million, an increase of $3.2 million from the $8.8 million at May 31, 2001.  The Company’s working capital position at August 31, 2001 was $24.8 million as compared with $26.4 million at May 31, 2001.  The current ratio of 2.4 at August 31, 2001 was higher than the current ratio of 2.3 reported for May 31, 2001.  The increase in cash is primarily the result of a reduction in accounts receivable of $2.4 million from $23.5 million on May 31, 2001 to $21.1 million on August 31, 2001 and a $4.5 million tax refund received in July 2001.  Such increases to cash were partially offset by the operating loss during the period and the payment of certain liabilities accrued in the prior year.  The decrease in working capital is primarily the result of the above mentioned decrease in accounts receivable and the tax refund receivable.

             Current liabilities decreased $2.6 million from $20.4 million at May 31, 2001 to $17.8 million at August 31, 2001.  The decrease is primarily related to payment of certain liabilities accrued in the prior year.

             Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and associated infrastructure investments, were $0.2 million for the three months ended August 31, 2001.   Capital expenditures to support operations for fiscal 2002 are expected to total approximately $0.8 million.

             The Company paid no cash dividends in the three-month period ended August 31, 2001 and $0.3 million in cash dividends in the three-month period ended August 31, 2000.  On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend for quarters ending February 28, 2001 and later.

             The Company currently has no outstanding debt.  The Company currently has a $5.0 million secured line of credit with a bank.  The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain.  The Company was in compliance with all of its covenants as of August 31, 2001.  The Company does not anticipate the need to utilize the line of credit prior to its expiration on October 31, 2001, and will evaluate whether or not to renew it in the second quarter of fiscal year 2002.  The Company believes that its current cash, future cash flows and borrowing capacity will provide sufficient working capital for the next twelve months.

Results of Operations

             Revenues for the first quarter of fiscal 2002 were $28.5 million, down $1.7 million or 5.7% from the $30.2 million revenue reported in the first quarter of fiscal 2001.  The decrease in revenues was primarily attributable to a decline in U.S. service revenue and lower sales from international operations.

             Cost of Revenue, as a percentage of revenues, was 60.9% for the first quarter of fiscal 2002 as compared to the 64.4% cost of revenue reported in the first quarter of fiscal 2001.  The decrease in cost of revenue percentage quarter to quarter was primarily due to an improved mix of products combined with lower operating costs and slightly higher prices in the first quarter of fiscal 2002.

             Operating Expenses were $12.5 million or 43.9% of total revenues for the first quarter of fiscal 2002 as compared to $15.3 million or 50.4% of total revenues for the first quarter of fiscal 2001.  First quarter of fiscal 2002 operating expenses included $0.4 million of costs related to the proxy contest initiated by Thaddeus Jaroszewicz.  First quarter of fiscal 2001 operating expenses included a one-time charge of $1.4 million due to the retirement of the Company’s former Chief Executive Officer and higher costs associated with a greater number of sales representatives, as compared to first quarter of fiscal 2002.  In addition, first quarter of fiscal 2001 operating expenses included $0.2 million of goodwill amortization for the Company’s imaging services subsidiary.  Such goodwill was written-off in its entirety as of May 31, 2001, and accordingly there is no comparable amortization in the first quarter of fiscal 2002.

             Interest, net, and other income was $121,000 in the first quarter of fiscal 2002 as compared to $113,000 in the first quarter of fiscal 2001.

             Income Tax Benefit.  Net losses for the three months ended August 31, 2001 have been reduced by the amount of tax refunds available from the carryforward of net operating losses to future periods.  The effective rate is 35.0% for the three month period ended August 31, 2001 and the effective rate is 36.2% for the three month period ended August 31, 2000.

             Net Loss Per Share for the three months ended August 31, 2001 was $0.15 for both basic and diluted shares compared to net loss per share of $0.60 for both basic and diluted shares for the three months ended August 31, 2000.

             Cumulative Effect of a Change in Accounting Principle. Adoption of a change in accounting for the recognition of revenue related to mobile filing systems necessitated a cumulative effect adjustment of $0.3 million as of the beginning of the first quarter of fiscal year 2001.

Subsequent Event

             On September 17, 2001, the Company announced that its Board of Directors authorized management to make discretionary repurchases of up to 10% of the Company’s common stock during the next twelve months at market prices.

Recently Issued Accounting Standards

             In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets.  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 on June 1, 2002.  Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from prior business combinations.  The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss.  Any transitional impairment loss will be recognized as a change in accounting principle.

Business Environment And Risk Factors

             The Company's future operating results may be affected by various trends and factors, which we must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond our control, which affect our operations.  Such trends and factors include, but are not limited to, possible adverse changes in general economic conditions or conditions in the specific markets for our products, governmental regulation, fluctuations in foreign exchange rates, force majeure, and other factors, including, but not limited to, those listed below.

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

             The impact of the recent terrorist attacks in the United States may have both short-term and long-term adverse effects on our revenues, results of operations, financial condition and prospects.   While it is likely that the terrorist attacks of September 11, 2001 will have an immediate impact on our business as a result of business disruption generally, including transportation disruption, deferral of customer purchasing decisions and supply chain disruption, the long-term effects are not known at this time.

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

             We may experience adverse effects as a result of the ongoing proxy contest being pursued by Thaddeus Jaroszewicz.  A pending attempt by Thaddeus Jaroszewicz to elect six directors to the Company’s Board of Directors at the 2001 Annual Meeting creates uncertainty over the future management and direction of the Company, including the extent to which the Company will maintain its commitment to management’s plan to improve financial and operating performance.  The pending contest may distract management from attention to the execution of the plan and the uncertainty resulting from the contest could have an adverse impact on employee retention and distribution, supplier and customer relationships.

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

             Our inability to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition.   We incurred significant one-time costs in fiscal 2001 to restructure our expense levels in line with expected revenues.  If this restructuring was not sufficient and if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our business, results of operations and financial condition could be adversely impacted.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

             The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

             The Company’s exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $2.1 million as of August 31, 2001.  These available-for-sale securities are subject to interest rate risk in as much as their fair value will fall, if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at August 31, 2001, the fair value of the portfolio would not decline by a material amount.  The Company does not use derivative financial instruments to mitigate the risks inherent in these securities.  However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.  In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

             The Company’s exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its European subsidiary.  Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency.  Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies.  Based on the intercompany balance of $28,000 at August 31, 2001, a hypothetical 10% adverse change in Netherlands Guilders against U.S. dollars would not result in a material foreign exchange loss.  Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company’s financial position, results of operations or cash flows.

             Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company’s investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company’s business, financial condition and results of operations.  For example, international demand for the Company’s products could be affected by foreign currency exchange rates.  In addition, interest rate fluctuations may affect the buying patterns of the Company’s customers.  Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially and adversely affect the Company.

PART II: OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS.

Effective September 10, 2001, the Company amended its bylaws as follows: (a) effective as of February 1, 2002, holders of at least 25% of all shares entitled to cast votes at a special meeting will be permitted to call a special meeting of stockholders, which must be held within 55 days of a valid demand; (b) effective immediately, the Board of Directors is prohibited from increasing its size above seven directors so long as either Mr. Warren Lichtenstein and Mr. David Wright are directors; (c) effective immediately, the Board of Directors is prohibited from forming an executive committee to act on behalf of the Board of Directors without a majority vote of the Board of Directors that includes whichever of Mr. Lichtenstein and Mr. Wright is still serving on the Board of Directors; (d) effective immediately, none of the bylaw amendments described above in (a) through (c) of this paragraph, nor the amendment described in (d) of this paragraph, shall be amended or repealed by the Board of Directors other than by a majority vote that includes whichever of Mr. Lichtenstein or Mr. Wright is still serving on the Board of Directors; and (e) effective immediately, if the Company increases the number of directors to be elected at a stockholder meeting after a stockholder has previously nominated one or more candidates for election to the Board of Directors at that meeting in accordance with the Company’s advance notice bylaw, that stockholder will be entitled to nominate an equal number of additional candidates within ten days following the Company’s public announcement of the increase.

Effective September 10, 2001, the Company’s Board of Directors amended the Company’s stockholder rights plan so that the stock purchase rights issued thereunder will be triggered if, without prior approval of the Board of Directors, a person or group becomes the beneficial owner of 20% of the Company’s outstanding shares.  The previous trigger level of the rights was 15%.  The amendment also confirms that the act of participating in a demand for a special meeting of stockholders will not by itself trigger the rights.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.
3.1	Third Amended and Restated Bylaws of Tab Products Co. (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K/A filed on September 19, 2001).

4.1	Amendment No. 1 to the Rights Agreement between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services L.L.C.) (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K/A filed on September 13, 2001).

10.1	Modification to Business Loan Agreement dated August 21, 2001 from Comerica Bank.

10.2	Agreement, made as of September 10, 2001, by and among Tab Products Co., a Delaware corporation, Steel Partners II, L.P. a Delaware limited partnership, Steel Partners L.L.C., a Delaware limited liability company, Steel Partners Services, Ltd., a Delaware corporation, and Warren G. Lichtenstein, a natural person and citizen of the United States of America (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 11, 2001).

10.3	Agreement, made as September 10, 2001, by and among Tab Products Co., a Delaware corporation, Henry Partners, L.P., a Delaware limited partnership, Mathew Partners, L.P., a Delaware limited partnership, and David W. Wright, a natural person and citizen of the United States of America. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 11, 2001).

(b)        Reports on Form 8-K.

                           The Company filed a Current Report on Form 8-K dated June 20, 2001 in which it reported in Item 5 the relocation of its principal executive offices and in Item 9 the Company’s Business Model, Turn-Around Plan and Actions, Fiscal Year 2001 and Fiscal Fourth Quarter Non-Recurring Charges and Projections, Fiscal Year 2002 and Fiscal First Quarter Projections and Strategic Outlook for Fiscal Years 2003 through 2005.

                           The Company filed a Current Report on Form 8-K dated September 11, 2001 in which it reported in Item 5 that the Company entered into separate agreements with Warren G. Lichtenstein and David W. Wright and their affiliates relating to their appointment as directors to the Board of Directors and the pending proxy contest with Thaddeus Jaroszewicz for the election of directors to the Board of Directors at the 2001 annual meeting scheduled for October 16, 2001.

                           The Company filed a Current Report on Form 8-K/A dated September 11, 2001 setting forth pursuant to Item 5 Amendment No. 1 to Rights Agreement, dated as of September 10, 2001, between Tab Products Co. and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.) (filing date September 13, 2001).

                           The Company filed a Current Report on Form 8-K/A dated September 11, 2001 setting forth pursuant to Item 5 the form of the Third Amended and Restated Bylaws of Tab Products Co. (filing date September 19, 2001).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAB PRODUCTS CO.
(Registrant)

Date: October 10, 2001	/s/ Donald J. Hotz

Donald J. Hotz,
Vice President, Chief Financial Officer & Treasurer

Date: October 10, 2001	/s/ Robert J. Crecca

Robert J. Crecca
Corporate Controller, Chief Accounting Officer & Asst. Secretary