Form 10-Q
period 2001-11-30
TAB PRODUCTS CO
filed 2002-01-11
CIK 96116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

        ☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended November 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Common shares outstanding as of November 30, 2001 - 5,122,292

TAB PRODUCTS CO.

INDEX

PART I.  FINANCIAL INFORMATION

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(000's omitted except share and per share data)

	November 30, 2001	May 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$8,439	$5,872
Short-term investments	2,396	2,965
Accounts receivable, less allowances of $1,087 and $889 for doubtful accounts	18,927	23,507
Inventories	5,312	5,104
Income tax receivable	197	4,764
Deferred income taxes	2,029	3,002
Prepaid expenses	1,581	1,548

Total Current Assets	38,881	46,762

Property, plant and equipment, net of accumulated depreciation of $27,724 and $26,916	6,654	7,516
Goodwill, net	2,512	2,643
Deferred pension asset	3,554	3,134
Deferred income taxes and other assets	3,900	2,102

Total Assets	$55,501	$62,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,239	$10,816
Compensation payable	1,952	2,290
Other accrued liabilities	5,288	7,277

Total Current Liabilities	15,479	20,383

Non-current liabilities	1,271	1,271

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued-none	-	-
Common stock: $.01 par value, authorized 25,000,000 shares, issued – November 2001 – 7,792,761 shares and May 2001 - 7,742,137 shares	78	77
Additional paid-in capital	15,621	15,236
Stock subscription – notes receivable	(198)	(397)
Retained earnings	56,517	57,974
Treasury stock: November 2001 – 2,670,469 shares and May 2001 - 2,535,969 shares	(32,417)	(31,597)
Accumulated other comprehensive loss	(850)	(790)

Total Stockholders’ Equity	38,751	40,503

Total Liabilities and Stockholders’ Equity	$55,501	$62,157

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

(000's omitted except share and per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2001	2000	2001	2000

Revenues	$26,472	$29,962	$54,977	$60,192

Costs and Expenses:
Cost of revenues	16,400	18,573	33,750	38,039
Selling, general and administrative	10,993	14,004	23,360	29,057
Research and development	128	162	267	359
Total Costs and Expenses	27,521	32,739	57,377	67,455

Operating Loss	(1,049)	(2,777)	(2,400)	(7,263)

Interest, net, and other	(7)	(128)	114	(15)

Loss before income taxes	(1,056)	(2,905)	(2,286)	(7,278)

Income tax benefit	(398)	(1,177)	(829)	(2,759)

Net loss before cumulative change in accounting principle	(658)	(1,728)	(1,457)	(4,519)
Cumulative effect of a change in accounting principle	-	-	-	(330)

Net Loss	$(658)	$(1,728)	$(1,457)	$(4,849)

Basic net loss per share before cumulative effect of a change in accounting principle	$(0.13)	$(0.34)	$(0.28)	$(0.88)
Cumulative effect of a change in accounting principle	-	-	-	(0.06)
Basic net loss per share	$(0.13)	$(0.34)	$(0.28)	$(0.94)

Shares used in computing basic net loss per share	5,148,809	5,134,450	5,172,769	5,170,578

Diluted net loss per share before cumulative effect of a change in accounting principle	$(0.13)	$(0.34)	$(0.28)	$(0.88)
Cumulative effect of a change in accounting principle	-	-	-	(0.06)
Diluted net loss per share	$(0.13)	$(0.34)	$(0.28)	$(0.94)

Shares used in computing diluted net loss per share	5,148,809	5,134,450	5,172,769	5,170,578

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000's omitted)

	Six Months Ended
	November 30,
	2001	2000
OPERATING ACTIVITIES:

Net loss	$(1,457)	$(4,849)
Cumulative effect of a change in accounting principle	-	330
Adjustments to Reconcile Net Loss to Net Cash Provided (Required) by Operating Activities:
Depreciation and amortization	1,450	2,198
Deferred income tax (benefit) provision	(978)	242
Issuance of common stock to 401(k) plan	212	202
Loss on sale of fixed assets	22	181
Changes in operating assets and liabilities:
Accounts receivable, net	4,580	1,814
Inventories	(208)	648
Income tax receivable	4,567	(487)
Prepaid expenses	1,918	(2,361)
Deferred pension asset	(420)	-
Other assets	(1,798)	(120)
Accounts payable	(2,577)	131
Compensation payable	(338)	(746)
Other accrued liabilities	(1,934)	181
Net Cash Provided (Required) by Operating Activities	3,039	(2,636)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(554)	(668)
Sale of property	20	-
Purchases of short-term investments	(733)	(2,997)
Sales of short-term investments	1,302	3,692
Net Cash Provided By Investing Activities	35	27

FINANCING ACTIVITIES:
Dividends paid	-	(516)
Purchase of treasury stock	(447)	-
Net Cash Required by Financing Activities	(447)	(516)

Effect of exchange rate changes on cash	(60)	49

Increase (decrease) in cash and cash equivalents	2,567	(3,076)

Cash and cash equivalents at beginning of period	5,872	5,724

Cash and Cash Equivalents at End of Period	$8,439	$2,648

Cash paid for:
Interest	$1	$6
Income taxes, net of refunds received	$(4,193)	$(769)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION

                The Company's unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented.  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.  The results of operations for the three-month and six-month periods ended November 30, 2001 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending May 31, 2002.  The May 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.                INVENTORY

    Inventories consisted of the following (in thousands):

	November 30, 2001	May 31, 2001
Finished goods	$1,422	$1,443
Work in process	359	272
Raw materials	3,531	3,389
	$5,312	$5,104

3.                DIVIDENDS

    Dividends declared for the six-month period ended November 30, 2000 were as follows:

Record Date	Shares Outstanding	Dividend Per Share

Fiscal 2001:
August 25, 2000	5,120,147	$.05
November 24, 2000	5,147,148	$.05

    On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend on the common stock of the Company for quarters ending February 28, 2001 and later.

4.             Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief operating decision making group, in deciding how to allocate resources and in assessing performance.  The Chief Executive Officer is the Company's chief operating decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments consist of the United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Vice President, International, who reports to the Chief Executive Officer.  Within the United States, the individuals responsible for operations, marketing and sales report directly to the Chief Executive Officer.

Information about segments (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2001	2000	2001	2000
Revenues:
United States	$20,186	$22,840	$42,544	$46,117
Canada	4,712	5,171	9,095	10,132
Netherlands	795	965	1,486	1,937
Australia	779	986	1,852	2,006
Consolidated Total	$26,472	$29,962	$54,977	$60,192

(Loss) income before income taxes:
United States	$(1,098)	$(3,147)	$(2,656)	$(7,817)
Canada	114	121	259	309
Netherlands	(23)	173	133	265
Australia	(49)	(52)	(22)	(35)
Consolidated Total	$(1,056)	$(2,905)	$(2,286)	$(7,278)

Depreciation and amortization:
United States	$593	$1,024	$1,238	$2,011
Canada	81	56	165	128
Netherlands	15	21	28	36
Australia	8	11	19	23
Consolidated Total	$697	$1,112	$1,450	$2,198

	November 30, 2001	May 31, 2001
Property, plant and equipment, net of accumulated depreciation:
United States	$5,962	$6,814
Canada	338	359
Netherlands	124	123
Australia	230	220
Consolidated Total	$6,654	$7,516

Total assets:
United States	$45,476	$51,273
Canada	6,965	7,570
Netherlands	1,780	1,680
Australia	1,280	1,634
Consolidated Total	$55,501	$62,157

Geographic revenues are based on the country from which customers are invoiced.  Income before income taxes is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5.                COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2001	2000	2001	2000
Net loss	$(658)	$(1,728)	$(1,457)	$(4,849)
Foreign currency translation	(116)	(168)	(60)	(255)

Comprehensive loss	$(774)	$(1,896)	$(1,517)	$(5,104)

Accumulated other comprehensive loss, net of tax, presented on the accompanying unaudited consolidated condensed balance sheets consists of the following (in thousands):

	November 30, 2001	May 31, 2001
Foreign currency translation	$(850)	$(790)

6.             STOCK REPURCHASE PROGRAM

                On September 17, 2001, the Company announced that its Board of Directors authorized management to make discretionary repurchases of up to 10% of the Company’s common stock during the next twelve months at market prices. During the quarter ended November 30, 2001, the Company repurchased 104,500 shares of stock at a total cost of $447,000 ($4.28 per share average).  Repurchases were made in open market transactions.

7.                RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company will adopt SFAS No. 141 for business combinations initiated after June 30, 2001.

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

The Company will adopt Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Company does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated position or results of operations of the Company.

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (“SAB No.101”), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999.  SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principal at the time of implementation in accordance with Accounting Principles Board Opinion 20, Accounting Changes.  Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101.

After evaluation of the Company’s revenue recognition policies compared to the guidance in SAB No. 101, the Company changed its accounting policy for revenue from mobile file storage equipment.   Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months.  The change in accounting necessitated the restatement of the first and second quarter financial statements and 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.  The cumulative effect of the change in accounting principle was a charge of $330,000 in the first quarter of fiscal year 2001.

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

Capital Resources and Liquidity

                At November 30, 2001, the Company had cash, cash equivalents and short-term investments of $10.8 million, an increase of $2.0 million from the $8.8 million at May 31, 2001.  The increase in cash is primarily the result of a reduction in accounts receivable of $4.6 million from $23.5 million at May 31, 2001 to $18.9 million at November 30, 2001 and a $4.5 million tax refund received in July 2001.  Such increases to cash were partially offset by the operating loss during the period, the repurchase of common stock during the period and the payment of certain liabilities accrued in the prior year.  The Company’s working capital position at November 30, 2001 was $23.4 million as compared with $26.4 million at May 31, 2001.  The current ratio of 2.5 at November 30, 2001 was higher than the current ratio of 2.3 reported for May 31, 2001.

                Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and production equipment, were $0.6 million for the six months ended November 30, 2001.   Capital expenditures to support operations for fiscal 2002 are expected to total approximately $0.9 million.

The Company paid no cash dividends in the six-month period ended November 30, 2001 and $0.5 million in cash dividends in the six-month period ended November 30, 2000.  On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend for quarters ending February 28, 2001 and later.

                The Company currently has no outstanding debt but maintains a $5.0 million secured line of credit with a bank.  The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain.  The Company was in compliance with all of its covenants as of November 30, 2001.  The Company believes that its current cash, future cash flows and borrowing capacity will provide sufficient working capital for the next twelve months.

Results of Operations

Revenues for the second quarter of fiscal 2002 were $26.5 million, down $3.5 million or 11.6% from the $30.0 million revenue reported in the second quarter of fiscal 2001.  Revenues for the six months ended November 30, 2001 were $55.0 million, down $5.2 million or 8.7% from the $60.2 million revenue reported for the six months ended November 30, 2000.  The decrease in revenues was primarily attributable to a decline in supplies and service revenue in the U.S combined with lower sales from international operations.  The events of September 11, 2001 had a negative impact on revenues.

Cost of Revenue, as a percentage of revenues, was 62.0% for the second quarter of fiscal 2002, the same percentage as the cost of revenue reported in the second quarter of fiscal 2001.  For the six months ended November 30, 2001, cost of revenue was 61.4% as compared to the 63.2% cost of revenue in the first six months of the prior fiscal year.  The decrease in the cost of revenue percentage was primarily due to an improved mix of products combined with lower manufacturing costs and slightly higher selling prices in fiscal 2002.

Operating Expenses were $11.1 million or 42.0% of total revenues for the second quarter of fiscal 2002 as compared to $14.2 million or 47.3% of total revenues for the second quarter of fiscal 2001.  Expenses in the second quarter of fiscal 2002, as compared to the second quarter of fiscal 2001, are lower primarily due to decreased employee headcount, decreased branch office expenses, reduced depreciation and reduced amortization of goodwill for the Company’s imaging services facility.  Such goodwill was written-off in its entirety as of May 31, 2001, and accordingly, there is no comparable amortization in the second quarter of fiscal 2002.  The lower expenses were partially offset by a second quarter fiscal 2002 cost of $0.3 million related to the proxy contest that ended in October 2001.  There is no comparable expense related to the proxy contest in the second quarter of fiscal 2001.

Operating expenses were $23.6 million or 43.0% of total revenues for the six months ended November 30, 2001 as compared to $29.4 million or 48.9% of total revenues for the six months ended November 30, 2000.  Expenses for the six months ended November 30, 2001, as compared to the six months ended November 30, 2000, are lower primarily due to a first quarter fiscal 2001 one-time charge of $1.4 million due to the retirement of the Company’s former CEO, decreased employee headcount, decreased branch office expenses, reduced depreciation and reduced amortization of goodwill for the Company’s imaging services facility.  Such goodwill was written-off in its entirety as of May 31, 2001, and accordingly, there is no comparable amortization in the six months ended November 30, 2001.  The lower expenses for the six months ended November 30, 2001 were partially offset by $0.7 million of costs related to the proxy contest that ended in October 2001.  There is no comparable expense related to the proxy contest in the six months ended November 30, 2000.

Interest, net, and other was an expense of $7,000 in the second quarter of fiscal 2002 as compared to an expense of  $128,000 in the second quarter of fiscal 2001.  For the six months ended November 30, 2001, interest, net and other was income of $114,000 and for the six months ended November 30, 2000 it was an expense of $15,000.  The reduced expense for the three and six months ended November 30, 2001 was primarily due to foreign exchange gains partially offset by lower interest rates earned on the cash balances.

Income Tax Benefit.  Net losses for the second quarter of fiscal 2002 and for the six months ended November 30, 2001 have been reduced by the amount of the tax benefit available from the carryforward of net operating losses to future periods.  The effective rate is 37.7% for the second quarter of fiscal 2002 and the effective rate is 40.5% for second quarter of fiscal 2001.   The six months ended November 30, 2001 effective tax rate is 36.3% compared to 37.9% for the six months ended November 30, 2000.

Net Loss Per Share for the second quarter of fiscal 2002 was $0.13 for both basic and diluted shares compared to a net loss per share of $0.34 for both basic and diluted shares for the second quarter of fiscal 2001.  Net loss for both basic and diluted shares was $0.28 for the six months ended November 30, 2001 and $0.94 for the six months ended November 30, 2000.

Cumulative Effect of a Change in Accounting Principle. Adoption of a change in accounting for the recognition of revenue related to mobile filing systems necessitated a cumulative effect adjustment of $0.3 million as of the beginning of the first quarter of fiscal year 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company will adopt SFAS No. 141 for business combinations initiated after June 30, 2001.

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

The Company will adopt Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  The Company does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated financial position or results of operations of the Company.

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

                Failure to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition.  We incurred significant one-time costs in fiscal 2001 to restructure our expense levels in line with expected revenues.  If this restructuring does not prove to be sufficient or if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our results of operations and financial condition could be adversely impacted.

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

We may not be able to achieve higher market penetration for sales of large document management solution projects.  Although from fiscal 2001 onward we have focused our selling efforts on obtaining a balanced mix of orders of varying sizes and types, large projects may be important to achieving revenue growth.  While the Company does not know of any large competitor with the capability to handle these large projects, if we fail to achieve significant market penetration for such projects, revenue growth may be limited and our results of operations may be adversely impacted.

If we cannot attract or retain key qualified personnel, our business, results of operations and financial condition may be adversely impacted.  Our future performance depends in significant part upon attracting and retaining key management, sales, manufacturing, marketing and technical support personnel.  The inability to attract, assimilate or retain highly qualified personnel in the future on a timely basis could have a material adverse effect on our business, results of operations and financial condition.

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

Our liquidity could be adversely impacted by unexpected events.  Although we believe that we have sufficient cash on hand and cash from operations to satisfy our working capital needs for the next twelve months, any significant unexpected cash requirements could adversely impact our liquidity.  In those circumstances, we would be required to seek third party financing and we cannot be certain that financing will be available on acceptable terms or at all.  Factors affecting our cash flows include net income or losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms, the purchase and sale of assets, the willingness of financial institutions to lend to us, and the payment of dividends.  Although our projections of these factors indicate that our operational cash flows, together with our existing cash and cash equivalent balances and our borrowing capacity will adequately finance anticipated operations and capital expenditures for the next twelve months, investors are cautioned that such projections inherently involve risks and uncertainties.

Failure to compete effectively could have a material adverse impact on our results of operations.  Competition may increase in the future from existing competitors and/or from other companies offering products and services that may be less costly or provide additional features.  Unless we respond effectively, such competition could result in lost sales and lower operating results.

Failure to obtain sufficient quantities of critical components could adversely impact our business, financial condition and results of operations.  We purchase several critical components from single or sole source vendors for which alternative sources are not currently in place.  We do not maintain long-term supply agreements with any of these vendors.  Development of alternative supply sources would require a significant amount of time to qualify in the case of certain of our components.    The inability to develop alternative sources for these single or sole source components or to obtain sufficient quantities of these components could result in delays or reductions in product shipments, which could adversely affect our business, financial condition and results of operations.

Failure to achieve planned manufacturing volumes could adversely impact our business, financial condition and results of operations.  There can be no assurance that our manufacturing facilities will achieve or maintain acceptable manufacturing volumes in the future.  The inability to achieve planned volumes from our manufacturing facilities could have an adverse effect on our business, financial condition and results of operations.  Any problems experienced by us in our current or future transitions to new processes and products or the consolidation of manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.

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

A significant decrease in international sales could adversely impact our business, financial condition and results of operations.  International sales accounted for approximately 25% and 22%, respectively of our total revenues in fiscal 2001 and 2000.  Fluctuations in currencies negatively impacted us in fiscal 2001 and could adversely affect our business, financial condition and results of operations in the future.  Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country.  We are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships.  Manufacturing and sales of our products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control.  In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States and thus make piracy of our products a more likely possibility.  There can be no assurance that these factors will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

The Company’s exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $2.4 million as of November 30, 2001.  These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at November 30, 2001, the fair value of the portfolio would not decline by a material amount.  The Company does not use derivative financial instruments to mitigate the risks inherent in these securities.  However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.  In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

The Company’s exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with its Netherlands subsidiary.  Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency.  Transaction gains or losses have not been significant in the past and there is no hedging activity on Netherlands Guilders or other currencies.  Based on the intercompany balance of $27,000 at November 30, 2001, a hypothetical 10% adverse change in Netherlands Guilders against U.S. dollars would not result in a material foreign exchange loss.  Consequently, the Company does not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a material impact on the Company’s financial position, results of operations or cash flows.

In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for conversion to the Euro was January 1, 1999 through January 1, 2002, at which time all legal tender within the participating member countries converted to the Euro.  The timing of phasing out all uses of existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records.  Management believes the introduction of the Euro and the phasing out of the other currencies will not have a material impact on the Company's financial condition, results of operations, or cash flows.

Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company’s investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company’s business, financial condition and results of operations.  For example, international demand for the Company’s products could be affected by foreign currency exchange rates.  In addition, interest rate fluctuations may affect the buying patterns of the Company’s customers.  Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially and adversely affect the Company’s financial condition, results of operations, and cash flows.

PART II: OTHER INFORMATION

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                The Company held its Annual Meeting of Stockholders on October 16, 2001.

(b)                The following persons, which constitute all of managements’ nominees for election as director as listed in the proxy statement, were elected:  Gary W. Ampulski, Kathryn S. Hanson, Jeffrey A. Heimbuck, Warren G. Lichtenstein, Jerry K. Myers, Hans A. Wolf and David W. Wright.

(c)                Stockholders were asked to vote on three matters at the Annual Meeting as follows: (1) election of seven persons to serve as directors, (2) approval of the adoption of the Company’s 2001 Stock Option Plan, and (3) ratification of the appointment of Deloitte & Touche LLP as the independent accountants of the Company for the fiscal year ending May 31, 2002.  The election of directors was contested by Thaddeus S. Jaroszewicz and five other nominees.

The votes for each of the three matters were as follows:

Election of Directors

	In Favor	Withheld
Gary W. Ampulski	2,716,444	433,867
Kathryn S. Hanson	2,693,799	456,512
Jeffrey A. Heimbuck	2,715,744	434,567
Warren G. Lichtenstein	2,710,334	439,977
Jerry K. Myers	2,716,444	433,867
Hans A. Wolf	2,690,867	459,444
David W. Wright	2,711,034	439,277
Thaddeus S. Jaroszewicz	1,200,942	34,969
John W. Boustead	1,201,668	34,243
Mark J. Dessy	1,201,668	34,243
Watkins C. Johnston	1,201,668	34,243
Addison Lanier, II	1,201,688	34,243
David H. Pease, III	1,201,668	34,243

Approval of the Tab Products Co. 2001 Stock Option Plan

For	3,496,724
Against	799,179
Abstain	90,317

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending May 31, 2002

For	4,283,692
Against	46,856
Abstain	55,674

ITEM 6.                                EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits.

10.1                Modification to Business Loan Agreement between Comerica Bank-California and Tab Products Co. dated November 16, 2001

10.2                Loan Revision/Extension Agreement between Comerica Bank-California and Tab Products Co. dated November 16, 2001

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

                The Company filed a Current Report on Form 8-K dated October 18, 2001 in which it reported in Item 5 a press release of remarks made by the Company’s President and Chief Executive Officer, Gary W. Ampulski, during the Company’s Annual Meeting of Stockholders held on October 16, 2001.

                The Company filed a Current Report on Form 8-K dated October 22, 2001 in which it reported in Item 9 that on October 16, 2001, Gary W. Ampulski, the President and Chief Executive Officer of the Company presented an overview and business outlook of the Company during an interview with CEOcast.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAB PRODUCTS CO.
(Registrant)

Date: January 11, 2002	/s/ Donald J. Hotz
Donald J. Hotz,
Vice President, Chief Financial Officer & Treasurer

Date: January 11, 2002	/s/ Robert J. Crecca
Robert J. Crecca
Corporate Controller, Chief Accounting Officer & Asst. Secretary