Form 10-Q
period 2002-02-28
TAB PRODUCTS CO
filed 2002-04-09
CIK 96116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2002

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

(847) 968-5400

(Registrant’s telephone number — including area code)

NOT APPLICABLE

Former name, former address and former fiscal year,

if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common shares outstanding as of March 31, 2002 —5,123,915

TAB PRODUCTS CO.

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited):

Consolidated Condensed Balance Sheets
February 28, 2002 and May 31, 2001

Consolidated Condensed Statements of Earnings
Three months and Nine months ended February 28, 2002 and 2001

Consolidated Condensed Statements of Cash Flows
Nine months ended February 28, 2002 and 2001

Notes to Consolidated Condensed Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosure About
Market Risks

PART II. OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

Signatures

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(000’s omitted except share and per share data)

	February 28, 2002	May 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$9,748	$5,872
Short-term investments	1,818	2,965
Accounts receivable, less allowances of $1,151 and $889 for doubtful accounts	15,048	23,507
Inventories	5,011	5,104
Income tax receivable	221	4,764
Deferred income taxes	1,930	3,002
Prepaid expenses	1,092	1,548

Total Current Assets	34,868	46,762

Property, plant and equipment, net of accumulated depreciation of $28,133 and $26,916	6,236	7,516
Goodwill, net	2,431	2,643
Deferred pension asset	3,814	3,134
Deferred income taxes and other assets	4,565	2,102

Total Assets	$51,914	$62,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,521	$10,816
Compensation payable	1,795	2,290
Other accrued liabilities	4,758	7,277

Total Current Liabilities	13,074	20,383

Non-current liabilities	1,271	1,271

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock: $.01 par value, authorized 500,000 shares, issued-none	—	—
Common stock: $.01 par value, authorized 25,000,000 shares, issued — February 2002 — 7,802,384 shares and May 2001 — 7,742,137 shares	78	77
Additional paid-in capital	15,662	15,236
Stock subscription — notes receivable	(198)	(397)
Retained earnings	55,361	57,974
Treasury stock: February 2002 — 2,678,469 shares and May 2001 — 2,535,969 shares	(32,452)	(31,597)
Accumulated other comprehensive loss	(882)	(790)

Total Stockholders’ Equity	37,569	40,503

Total Liabilities and Stockholders’ Equity	$51,914	$62,157

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

(000’s omitted except share and per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenues	$23,096	$29,143	$78,073	$89,335

Costs and Expenses:
Cost of revenues	14,553	17,917	48,303	55,955
Selling, general and administrative	10,293	15,673	33,920	45,089
Total Costs and Expenses	24,846	33,590	82,223	101,044

Operating Loss	(1,750)	(4,447)	(4,150)	(11,709)

Gain on sale of property, plant and equipment, net	5	1,064	11	1,064
Interest, net, and other	(29)	28	79	13
Loss before income taxes	(1,774)	(3,355)	(4,060)	(10,632)

Income tax benefit	(618)	(1,029)	(1,447)	(3,788)

Net loss before cumulative change in accounting principle	(1,156)	(2,326)	(2,613)	(6,844)
Cumulative effect of a change in accounting principle	—	—	—	(330)

Net Loss	$(1,156)	$(2,326)	$(2,613)	$(7,174)

Basic net loss per share before cumulative effect of a change in accounting principle	$(0.23)	$(0.45)	$(0.51)	$(1.33)
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
Basic net loss per share	$(0.23)	$(0.45)	$(0.51)	$(1.39)

Shares used in computing basic net loss per share	5,122,564	5,166,678	5,156,218	5,169,292

Diluted net loss per share before cumulative effect of a change in accounting principle	$(0.23)	$(0.45)	$(0.51)	$(1.33)
Cumulative effect of a change in accounting principle	—	—	—	(0.06)
Diluted net loss per share	$(0.23)	$(0.45)	$(0.51)	$(1.39)

Shares used in computing diluted net loss per share	5,122,564	5,166,678	5,156,218	5,169,292

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000’s omitted)

	Nine Months Ended February 28,
	2002	2001
OPERATING ACTIVITIES:

Net loss	$(2,613)	$(7,174)
Cumulative effect of a change in accounting principle	—	330
Adjustments to Reconcile Net Loss to Net Cash Flows From Operating Activities:
Depreciation and amortization	2,118	4,294
Deferred income tax (benefit) provision	(1,569)	334
Issuance of common stock to 401(k) plan	252	354
Gain on sale of property, plant and equipment, net	(11)	(1,064)
Changes in operating assets and liabilities:
Accounts receivable, net	8,459	5,680
Inventories	93	1,854
Income tax receivable	4,543	(487)
Deferred taxes and other prepaid expenses	3,097	(2,134)
Deferred pension asset	(680)	—
Other assets	(2,463)	(361)
Accounts payable	(4,295)	(1,124)
Compensation payable	(495)	(462)
Other accrued liabilities	(2,371)	(1,247)
Net Cash Flows From Operating Activities	4,065	(1,207)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(787)	(715)
Sale of property, plant and equipment	24	2,725
Purchases of short-term investments	(1,838)	(5,445)
Sales of short-term investments	2,985	6,715
Net Cash Flows From Investing Activities	384	3,280

FINANCING ACTIVITIES:
Dividends paid	—	(516)
Purchase of treasury stock	(481)	—
Net Cash Flows From Financing Activities	(481)	(516)

Effect of exchange rate changes on cash	(92)	(206)

Increase in cash and cash equivalents	3,876	1,351

Cash and cash equivalents at beginning of period	5,872	5,724

Cash and Cash Equivalents at End of Period	$9,748	$7,075

Cash paid for:
Interest	$14	$17
Income taxes, net of refunds received	$(4,198)	$(633)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.         BASIS OF PRESENTATION

            The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented.  These unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.  The results of operations for the three-month and nine-month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for any subsequent period or for the entire fiscal year ending May 31, 2002.  The May 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

            Reclassification — Certain prior period amounts have been reclassified to conform to the current period presentation.

2.         INVENTORY

            Inventories consisted of the following (in thousands):

	February 28, 2002	May 31, 2001
Finished goods	$1,416	$1,443
Work in process	361	272
Raw materials	3,234	3,389
	$5,011	$5,104

3.         DIVIDENDS

            Dividends declared for the nine-month period ended February 28, 2001 were as follows:

Record Date	Shares Outstanding	Dividend Per Share
Fiscal 2001:
August 25, 2000	5,120,147	$.05
November 24, 2000	5,147,148	$.05

On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend on the common stock of the Company for quarters ending February 28, 2001 and later.

4.             SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief operating decision making group, in deciding how to allocate resources and in assessing performance.  The Chief Executive Officer is the Company’s chief operating decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments consist of the United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager who reports to the Vice President, International, who reports to the Chief Executive Officer.  Within the United States, the individuals responsible for operations, marketing and sales report directly to the Chief Executive Officer.

Information about segments (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenues:
United States	$17,113	$21,248	$59,657	$67,365
Canada	4,494	5,532	13,589	15,663
Netherlands	885	1,349	2,371	3,286
Australia	604	1,014	2,456	3,021
Consolidated Total	$23,096	$29,143	$78,073	$89,335

(Loss) income before income taxes:
United States	$(1,677)	$(4,001)	$(4,333)	$(11,817)
Canada	(99)	107	160	416
Netherlands	67	507	200	772
Australia	(65)	32	(87)	(3)
Consolidated Total	$(1,774)	$(3,355)	$(4,060)	$(10,632)

Depreciation and amortization:
United States	$564	$1,903	$1,802	$3,914
Canada	80	160	245	288
Netherlands	13	27	41	63
Australia	11	6	30	29
Consolidated Total	$668	$2,096	$2,118	$4,294

	February 28, 2002	May 31, 2001
Property, plant and equipment, net of accumulated depreciation:
United States	$5,599	$6,814
Canada	304	359
Netherlands	113	123
Australia	220	220
Consolidated Total	$6,236	$7,516

Total assets:
United States	$42,563	$51,273
Canada	6,533	7,570
Netherlands	1,702	1,680
Australia	1,116	1,634
Consolidated Total	$51,914	$62,157

Geographic revenues are based on the country from which customers are invoiced.  Income before income taxes is net sales less operating expenses, interest or other expenses, but prior to income taxes.

5.             COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Net loss	$(1,156)	$(2,236)	$(2,613)	$(7,174)
Foreign currency translation	(32)	48	(92)	(207)

Comprehensive loss	$(1,188)	$(2,188)	$(2,705)	$(7,381)

Accumulated other comprehensive loss, net of tax, presented in the accompanying unaudited consolidated condensed balance sheets consists of the following (in thousands):

	February 28, 2002	May 31, 2001
Foreign currency translation	$(882)	$(790)

6.             STOCK REPURCHASE PROGRAM

                On September 17, 2001, the Company announced that its Board of Directors authorized management to make discretionary repurchases of up to 10% of the Company’s common stock during the following twelve months at market prices.  From September 17, 2001 to February 28, 2002, the Company repurchased 112,500 shares of stock at a total cost of $481,000 ($4.28 per share average).  Repurchases were made in open market transactions.

7.                                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company will adopt SFAS No. 141 for business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 on June 1, 2002.  Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from prior business combinations.  The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss.  Any transitional impairment loss will be recognized as a change in accounting principle.

The Company will adopt Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121,

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  Although the Company has not completed its assessment, it does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated financial position or results of operations of the Company.

8.             CHANGES IN ACCOUNTING PRINCIPLE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.”  This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The Company adopted SFAS No. 133 on June 1, 2001.  The adoption of SFAS No. 133 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999.  SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes."  Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101.

After evaluation of the Company’s revenue recognition policies compared to the guidance in SAB No. 101, the Company changed its accounting policy for recognizing revenue from the sale of mobile file storage equipment.   Adoption of the change in accounting, in the third quarter of fiscal year 2001, resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months.  The change in accounting necessitated the restatement of the first and second quarter financial statements and 10Q filings to properly reflect the beginning of the year recording of the cumulative effect on prior years (to May 31, 2000) of a change in accounting principle.  The cumulative effect of the change in accounting principle was a charge of $330,000 in the first quarter of fiscal year 2001.

9.             SUBSEQUENT EVENT

On March 9, 2002, President Bush signed into law H.R. 3090, the “Job Creation and Worker Assistance Act of 2002.”  The Act allows for additional federal depreciation expense for specific asset acquisitions purchased by the Company after September 10, 2001.  Additionally, the Act increases the carryback period to five years of federal net operating losses generated in tax years ending in 2002.  The Company is evaluating whether it will elect to carryback any current year federal losses that may exist at year-end and the amount of the related potential refund the Company would receive due to H.R. 3090.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including without limitation the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects.   Words such as “expects,” “may,” “will,” “should,” “forecasts,” “potential,” “continue,” “anticipates,” “intends,” “plans,” “projections,” “believes,” “seeks,” “foreseeable,” “break-even,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.  These statements are only predictions.

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

Capital Resources and Liquidity

                At February 28, 2002, the Company had cash, cash equivalents and short-term investments of $11.6 million, an increase of $2.7 million from the $8.8 million at May 31, 2001.  The increase in cash was primarily the result of a reduction in accounts receivable of $8.5 million from $23.5 million at May 31, 2001 to $15.0 million at February 28, 2002 and a $4.5 million tax refund received in July 2001.  Such increases to cash were partially offset by the operating loss during the period, the repurchase of common stock during the period, investments in property, plant and equipment and the payment of certain liabilities accrued in the prior year.  The Company’s working capital position at February 28, 2002 was $21.8 million as compared with $26.4 million at May 31, 2001.  The current ratio of 2.7 at February 28, 2002 was higher than the current ratio of 2.3 reported for May 31, 2001.

                Investments in property, plant and equipment, which were primarily focused on company-wide management information systems and production equipment, were $0.8 million for the nine months ended February 28, 2002.  Capital expenditures to support operations for fiscal 2002 are expected to total approximately $1.3 million.

The Company paid no cash dividends in the nine-month period ended February 28, 2002 and $0.5 million in cash dividends in the nine-month period ended February 28, 2001.  On March 27, 2001, the Company’s Board of Directors discontinued the cash dividend for quarters ending February 28, 2001 and later.

                The Company maintains a $5.0 million secured line of credit with a bank.  As of February 28, 2002, the Company has not borrowed on the line of credit.  The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain.  The Company was in compliance with all of its covenants as of February 28, 2002.  The Company believes that its current cash, future cash flows and borrowing capacity will provide sufficient working capital for the next twelve months.

Results of Operations

Revenues for the third quarter of fiscal 2002 were $23.1 million, a decline of $6.0 million or 20.7% from the $29.1 million of revenue reported in the third quarter of fiscal 2001.  Revenues for the nine months ended February 28, 2002 were $78.1 million, a decline of $11.3 million or 12.6% from the $89.3 million of revenue reported for the nine months ended February 28, 2001.  The decrease in revenues was primarily attributable to weak economic conditions in the current fiscal year in both domestic and international markets.

Cost of Revenues, as a percentage of revenues, was 63.0% for the third quarter of fiscal 2002, an increase of 1.5 percentage points from the 61.5% for the third quarter of fiscal 2001.  In the third quarter of fiscal 2001, the Company reversed certain accruals previously recorded related to the Company’s professional services cost of revenues in the amount of $1.1 million.  The reversal of these accruals was based on a review of the Company’s accrued services liabilities that were determined to be greater than was required.  This resulted in a decrease of 3.6 percentage points in the third quarter of fiscal 2001 cost of revenues as a percentage of revenues.  Prior to this reversal of accruals, the third quarter of fiscal 2001 cost of revenues as a percentage of revenues was 65.1%.  For the nine months ended February 28, 2002, cost of revenues as a percentage of revenues was 61.9% as compared to 62.6% in the first nine months of the prior fiscal year (63.8% before the accrual reversal mentioned above).  The decrease in the cost of revenues percentage was primarily due to an improved mix of products combined with lower manufacturing costs and slightly higher selling prices in fiscal 2002.

Selling, General and Administrative expenses were $10.3 million or 44.6% of total revenues for the third quarter of fiscal 2002 as compared to $15.7 million or 53.8% of total revenues for the third quarter of fiscal 2001.  Expenses in the third quarter of fiscal 2002, as compared to the third quarter of fiscal 2001, were lower primarily due to decreased employee headcount, decreased branch office expenses due to lower discretionary expenditures and the closure of certain branch office locations, lower variable sales compensation due to lower sales volume, lower bad debt expense, lower employee benefit costs, lower marketing costs, reduced depreciation and reduced amortization of goodwill due to the write-off in its entirety as of May 31, 2001, of the Company’s imaging services facility goodwill.  The third quarter of fiscal 2001 also included a $1.1 million charge related to the relocation of the corporate headquarters to Vernon Hills, Illinois.

Selling, General and Administrative expenses were $33.9 million or 43.4% of total revenues for the nine months ended February 28, 2002 as compared to $45.1 million or 50.5% of total revenues for the nine months ended February 28, 2001.  Expenses for the nine months ended February 28, 2002, as compared to the nine months ended February 28, 2001, were lower primarily due to a first quarter fiscal 2001 charge of $1.4 million related to the retirement of the Company’s former CEO, a third quarter fiscal 2001 charge of $1.1 million associated with relocation of the corporate office to Vernon Hills, Illinois, decreased employee headcount, decreased branch office expenses due to lower discretionary expenditures and the closure of certain branch office locations, lower employee benefit costs, lower variable sales compensation due to lower sales volume, reduced depreciation and reduced amortization of goodwill due to the write-off in its entirety as of May 31, 2001, of the Company’s imaging services facility goodwill.  The Company has also lowered other discretionary costs such as travel, consulting, training and other selling, general and administrative expenses.  The lower expenses for the nine months ended February 28, 2002 were partially offset by $0.7 million of costs related to the proxy contest that ended in October 2001.  There was no comparable expense related to the proxy contest in the nine months ended February 28, 2001.  As a direct result of the above-mentioned cost reductions, the Company has lowered its operating income break-even point on revenues by approximately 25% compared to the prior fiscal year.

Gain on Sale of Property, Plant and Equipment, net was $5,000 for the three months ended February 28, 2002 compared to $1.1 million in the third quarter of fiscal 2001.  On February 16, 2001, the Company completed the sale of unutilized property and a building for a gross sales price of $2.9 million.  For the nine months ended February 28, 2002, gain on sale of property, plant and equipment, net was $11,000 compared to $1.1 million for the nine months ended February 28, 2001.

Interest, net, and other was an expense of $29,000 in the third quarter of fiscal 2002 as compared to income of  $28,000 in the third quarter of fiscal 2001.  The reduced income for the three months ended February 28, 2002 was primarily due to foreign exchange losses and lower interest earned on the Company’s cash balances.  For the nine months ended February 28, 2002, interest, net and other was income of $79,000 and for the nine months ended February 28, 2001 it was income of $13,000.  The increased income for the nine months ended February 28, 2002 was primarily due to foreign exchange gains partially offset by lower interest earned on the Company’s cash balances.

Income Tax Benefit.  Net losses for the third quarter of fiscal 2002 and for the nine months ended February 28, 2002 have been reduced by the amount of the tax benefit available from the carryforward of net operating losses to future periods.  The effective tax rate was 34.8% for the third quarter of fiscal 2002 and 30.7% for the third quarter of fiscal 2001.   The effective tax rate was 35.6% for the nine months ended February 28, 2002 and February 28, 2001.

Net Loss Per Share for the third quarter of fiscal 2002 was $0.23 for both basic and diluted shares compared to a net loss per share of $0.45 for both basic and diluted shares for the third quarter of fiscal 2001.  Net loss for both basic and diluted shares was $0.51 for the nine months ended February 28, 2002 and $1.39 for the nine months ended February 28, 2001.

Cumulative Effect of a Change in Accounting Principle. Adoption of a change in accounting for the recognition of revenue related to mobile filing systems resulted in a charge of $0.3 million as of the beginning of the first quarter of fiscal year 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The Company will adopt SFAS No. 141 for business combinations initiated after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company will adopt SFAS No. 142 on June 1, 2002.  Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from prior business combinations.  The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss.  Any transitional impairment loss will be recognized as a change in accounting principle.

The Company will adopt Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  Although the Company has not completed its assessment, it does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated financial position or results of operations of the Company.

Business Environment And Risk Factors

                The Company’s future operating results may be affected by various trends and factors, which we must successfully manage in order to achieve favorable operating results. In addition, there are trends and factors beyond our control, which affect our operations.  Such trends and factors include, but are not limited to, possible adverse changes in general economic conditions or conditions in the specific markets for our products, governmental regulation, fluctuations in foreign exchange rates, force majeure, and other factors, including, but not limited to, those listed below.

                Failure to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition.  We incurred significant costs in fiscal 2001 to restructure our expense levels in line with expected revenues.  If this restructuring does not prove to be sufficient or if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our results of operations and financial condition could be adversely impacted.

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

The impact of the recent terrorist attacks in the United States may have both short-term and long-term adverse effects on our revenues, results of operations, financial condition and prospects.   While it is likely that the terrorist attacks of September 11, 2001 have had an immediate impact on our business as a result of business disruption generally, including transportation disruption, deferral of customer purchasing decisions and supply chain disruption, the long-term effects are not known at this time.

We may not be able to achieve higher market penetration for sales of large document management solution projects.  Although from fiscal 2001 onward we have focused our selling efforts on obtaining a balanced mix of orders of varying sizes and types, large projects may be important to achieving revenue growth.  While the Company does not know of a single large competitor with the capability to handle these large projects, if we fail to achieve significant market penetration for such projects, revenue growth may be limited and our results of operations may be adversely impacted.

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

Our operating results may fluctuate from period to period.  Factors affecting our operating results and gross margins include the volume of product sales, competitive pricing pressures, the ability to match supply with demand, changes in product and customer mix, changes in the channels through which our products and services are distributed, timing of new product announcements and introductions by us and our competitors, fluctuations in product costs, variations in manufacturing cycle times, fluctuations in manufacturing utilization, our ability to achieve manufacturing volumes with our new and existing products, exchange rate fluctuations, a change in our effective tax rate and changes in general economic conditions.  All of these factors are difficult to forecast and these or other factors can materially affect our quarterly or annual operating results.

Our liquidity could be adversely impacted by unexpected events.  Although we believe that we have sufficient cash on hand and expected cash from operations to satisfy our working capital needs for the next twelve months, any significant unexpected cash requirements could adversely impact our liquidity.  In those circumstances, we would be required to seek third party financing and we cannot be certain that financing will be available on acceptable terms or at all.  Factors affecting our cash flows include net income or losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms, the purchase and sale of assets, the willingness of financial institutions to lend to us, and the payment of dividends.  Although our projections of these factors indicate that our operational cash flows, together with our existing cash and cash equivalent balances and our borrowing capacity will adequately finance anticipated operations and capital expenditures for the next twelve months, investors are cautioned that such projections inherently involve risks and uncertainties.

Failure to compete effectively could have a material adverse impact on our results of operations.   Competition may increase in the future from existing competitors, new competitors and/or from other companies offering products and services that may be less costly or provide additional features.  Unless we respond effectively, such competition could result in lost sales and lower operating results.

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

A negative impact to our international operations could adversely impact our business, financial condition and results of operations.  For the nine months ended February 28, 2002 and 2001, international sales accounted for approximately 24% and 25%, respectively, of our consolidated total revenues.  Fluctuations in currencies negatively impacted us in fiscal 2001 and could adversely affect our business, financial condition and results of operations in the future.  Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country.  We are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships.  Manufacturing and sales of our products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control.  In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States and thus make piracy of our products a more likely possibility.  There can be no assurance that these factors will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

The Company’s exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $1.8 million as of February 28, 2002.  These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at February 28, 2002, the fair value of the portfolio would not decline by a material amount.  The Company does not use derivative financial instruments to mitigate the risks inherent in these securities.  However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.  In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

The Company’s exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany receivable balance with its Netherlands subsidiary.  Such intercompany receivable balance at February 28, 2002 was zero; therefore, a hypothetical 10% adverse change in the Euro against the U.S. dollars would not result in a material foreign exchange loss.  Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency.  Transaction gains or losses have not been significant in the past and there is no hedging activity on Euro or other currencies.  Consequently, the Company does not expect that reductions in the value of such intercompany receivable balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a material impact on the Company’s financial position, results of operations or cash flows.

In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union’s common currency (the Euro). The transition period for conversion to the Euro was January 1, 1999 through January 1, 2002, at which time all legal tender within the participating member countries converted to the Euro.  The timing of phasing out all uses of existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records.  The introduction of the Euro and the phasing out of the other currencies did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Notwithstanding the foregoing analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of certain of the Company’s investments and accounts, the indirect effects of such fluctuations could have a material adverse effect on the Company’s business, financial condition and results of operations.  For example, international demand for the Company’s products could be affected by foreign currency exchange rates.  In addition, interest rate fluctuations may affect the buying patterns of the Company’s customers.  Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies, which could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

     None

(b)                                 Reports on Form 8-K.

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAB PRODUCTS CO.
(Registrant)

Date: April 9, 2002	/s/ Donald J. Hotz
Donald J. Hotz,
Vice President, Chief Financial Officer & Treasurer

Date: April 9, 2002	/s/ Robert J. Crecca
Robert J. Crecca
Corporate Controller, Chief Accounting Officer & Asst. Secretary