Form 10-K
period 2002-05-31
TAB PRODUCTS CO
filed 2002-08-27
CIK 96116

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7736

TAB PRODUCTS CO.
(Exact name of Company as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1190862 (IRS Employer Identification No.)

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

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2002 was approximately $9,460,028. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of shares of the Company's Common Stock outstanding as of June 30, 2002 was 5,123,915.

PART I

ITEM 1.    BUSINESS

General

        Tab Products Co. (the "Company" or "TAB") operates in a single industry that manufactures and markets document management solutions, including services and products. The Company sells its offerings to, among other entities, government, insurance, finance and healthcare organizations. The Company was incorporated in February 1954, and subsequently reorganized as a corporation under Delaware law in September 1986.

        As of July 29, 2002, the Company entered into a Merger Agreement with T Acquisition Co. and T Acquisition L.P., affiliates of HS Morgan Limited Partnership, pursuant to which T Acquisition Co. will merge with and into the Company. Under the terms of the Merger Agreement, each share of the Company's common stock will be converted into the right to receive $5.85 per share in cash, or total consideration of approximately $34 million, including outstanding stock options. The merger is expected to close in the fourth calendar quarter of 2002. Consummation of the transaction is subject to the approval of the Company's stockholders, receipt of all necessary regulatory approvals, the buyer entering into definitive financing agreements and certain other conditions. The Merger Agreement was filed on July 29, 2002 as an exhibit to a Current Report on Form 8-K.

Business Strategy

        Over its 50-year history, the Company has developed considerable expertise and a strong brand in the records management segment of the broader document management industry. The Company offers a value proposition to its market that is based on helping customers minimize the risk and cost involved in managing their mission critical documents. The business strategy is to provide significant expertise in the records management market, while offering services and products that provide complete solutions. The Company markets to its customers through multiple channels of distribution to achieve broad market coverage for all sized accounts, in the U.S., Canada, Europe and Australia. The Company has manufacturing facilities in the U.S. and Canada. Approximately 76% of the Company's revenue comes from the U.S. operation and 24% comes from the international businesses.

Principal Products And Services

        The Company provides complete solutions that enable its customers to better organize, control and access their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company can also effectively support those clients who wish to integrate their paper-based systems into emerging technologies.

        The Company's principal products and services include:

    1)
    Filing Systems and Supplies

    2)
    Document Management Software

    3)
    Multimedia Storage & Furniture

    4)
    Professional Consulting Services

    5)
    Imaging Services

    6)
    OEM Products

1.    Filing Systems and Supplies

        The Company provides a complete selection of customizable records management related filing supplies, tailored to fit clients' specific needs, each of which can be used alone or integrated with other TAB products, systems and services. These products include:

  •
  Rapid Response Color Coding, providing large customers with multiple locations a simple and cost effective color-coding solution providing daily generation of factory attached color-coded labels from the client's electronically submitted data

  •
  CompuColor® customized labels based on electronic submission of client data

  •
  FilePak, a cost-effective folder-labeling solution when a high degree of customization is not required

  •
  MaxPak, a factory applied self adhesive color-coding process offering exceptional economy where the features and benefits of a strip label are not required

  •
  TABQUIK® labels for day-forward generation of color-coded labeling on location at the client's place of business

  •
  End-tab folders for lateral filing systems

  •
  Top-tab folders for conventional pull drawer cabinets or hanging files in desk drawers and pedestals

  •
  Two-tab folders for use in both lateral or conventional cabinets and drawers

  •
  Roll labels

  •
  Classification folders

  •
  Expansion pockets

  •
  Filing system guides

  •
  X-ray jackets

  •
  Small document pockets

  •
  Pressure-sensitive pockets and fasteners

  •
  Oversized pockets with flap document dividers and indexes

  •
  Mylar-reinforced folders

  •
  Customized special purpose folders

2.    Document Management Software

        The Company's technology-based automated tracking solutions are designed to provide clients full control of all their paper-based records, from the time those records are created through the time they are destroyed. These products include:

  •
  FileTracker®—A barcode-based software system that provides users with information regarding all current location of files. The integrated system consists of FileTracker® software, barcode labels and barcode readers.

    All FileTracker® software systems include on-site consultation, customization and training from an experienced document management specialist. A fully staffed support organization is available through a toll-free number to provide expert advice on all FileTracker® issues.

  •
  TABQUIK® Computerized Color Labeling System—Automated labeling software and a patented application system that provides easy, on-site production and application of custom-printed color labels and bar-coding for folders or other media. TABQUIK® is a customizable filing solution available in a Windows environment, appropriate for organizations of all sizes, from the small office to the large corporation.

3.    Multimedia Storage & Furniture

        The Company provides both stationary and mobile records storage systems. Mobile shelving systems, combined with expertise in design and implementation, provide an efficient system for filing and use of storage space.

        Mobile Products include:

  •
  SIDE-TRAC®—A high-density, custom storage solution with cabinets arranged in two compact rows. The front cabinets glide from side to side on wheels, creating access to the cabinets in back.

  •
  TAB-TRAC®, POWER-TRAC®, POWER-TRAC IR—High-density, custom storage solutions that place any shelving on tracks to create aisles only where and when they are needed. This eliminates the need for fixed aisles and yields up to 100% greater storage capacity. Based on the client's needs, stored materials are moved either manually or mechanically with TAB-TRAC® or electrically with POWER-TRAC®. POWER-TRAC IR provides enhanced user safety through the use of infrared technology.

  •
  UniStor®—A cost effective "capsule concept" filing solution designed for the storage of letter and legal size files.

        Stationary Products include:

  •
  Spacefinder® Cabinets—Slim, durable and mobile-ready cabinets, appropriate for use when floor space, strength and economy are the key determinants.

  •
  Harmony Cabinets—A complete line of durable, maximum-capacity, pre-configured cabinets that blend into any office environment and can be color-coordinated with other TAB equipment and furniture.

  •
  Designer Series Cabinets—A high-quality, fully customizable cabinet solution that can accept any combination of components, thus offering flexibility and potential for growth. Designer cabinets are also mobile-ready, making it possible to increase storage density.

  •
  TwinFile®—A compact, modular, rotating filing unit that provides more linear filing inches per square foot than almost any other filing system.

  •
  Unit Spacefinder®—A filing system using TAB's "capsule concept," whereby the identification of records is in plain view from any position. Unit Spacefinder® requires very little floor space and allows multiple users to access files simultaneously.

  •
  Office Furniture—The Company markets a line of modular office furniture components, called eNcompass and eVantage that may be put together in a limitless number of productive configurations. They include office panel systems and clustered work centers with related components. This product line is directed at the established market for the open office environment.

4.    Professional Consulting Services

        The Company's professional services organization provides a broad range of integrated service and support programs to fit the specific needs of its clients. These services are offered through the Company's own technical personnel and through its direct management of specialized service providers.

        Services include:

  •
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

  •
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

5.    Imaging Services

        The Company's Imaging Services operation has in-house or on-site capabilities and technology to provide imaging conversion services. Imaging conversions involve the use of integrated technology with an emphasis on the critical documents within the files, a higher level of indexing and access of documents at the desktop. In addition to handling all phases of integration into the chosen technology, it may also be necessary to archive the original documents into a traditional hard copy system.

        Electronic Document Management Software—The Company provides the LibertyNet family of software products through a value-added reseller agreement. The Company offers consulting and integration services in addition to the sale of this software, which automates the capture, management and retrieval of electronic records.

6.    OEM Products

        Forms Handling Equipment—The Company manufactures a line of forms handling equipment, including continuous forms bursters, decollators, mergers, conveyors and sealers.

Competition

        Primary competitive factors in these markets are product quality, product design, service, delivery and price. The Company believes that its products' quality, high level of service and systems approach to its products and services give it a strong competitive position.

        Although no single competitor offers all the same products and services as the Company, there is substantial competition for each of the Company's product lines from nationwide and regional firms.

Marketing and Sales

        The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches, independent sales offices and distributors ("Channel Partners"), and telesales groups. The Company utilizes these multiple distribution channels to achieve broad market coverage for small, mid- and large-sized customers. The Company also uses inbound and outbound telesales in addition to catalogs to reach its customer base. The benefits provided by the direct sales organization are its national coverage, sales control and low variable costs. The benefits of the independent dealers are their speed to market and low fixed cost.

        The Company recently expanded its telesales organization to reach customers that cannot be cost-effectively served by the Company's direct sales force or Channel Partners. The benefits of this channel include low fixed and variable costs and the ability to service remote or widely distributed customers.

        The Company is developing the Internet as an additional channel. This will include expanding web site capabilities to offer its user base a larger range of online ordering and service opportunities.

        The Company has three foreign subsidiaries, which market their products and services in Canada, Australia and Europe, while foreign sales in the remainder of the world are conducted through a Foreign Sales Corporation.

Customers

        The Company focuses on customers that have a high volume of paper-based documents where access to those documents is critical to their business operations. The Company's primary customers include government agencies, healthcare, insurance, financial services and industrial companies. The Company's largest customer is the U.S. Government (including its agencies and GSA subcontractors). No single customer accounted for greater than 10% of consolidated revenues in fiscal 2002, 2001 or 2000. One customer accounted for approximately 10% of the outstanding accounts receivable balance as of May 31, 2002. No single customer accounted for greater than 10% of the outstanding accounts receivable balance as of May 31, 2001.

Backlog

        The backlog of orders has historically not been a significant factor in understanding the business of the Company because the order-to-revenue cycle was typically completed within 30 to 60 days from receipt of an order. In recent periods, however, the orders obtained by the Company have included a higher percentage of larger projects with a longer order-to-revenue cycle. Revenue from product sales is generally recognized upon product shipment, except in the case of mobile filing products. Revenue related to mobile filing equipment requiring installation is recognized upon completion of such installation. Professional service projects, some of which include product sales, tend to have a longer order-to-revenue cycle and are typically larger revenue orders. Revenue for professional service projects, including product, is recognized upon completion of the project. The Company's working capital needs have increased as a result of the longer order-to-revenue cycle. The Company is continuously attempting to achieve a more favorable mix of orders of varying sizes and types. There can be no assurance that these efforts will be successful.

Intellectual Property

        The Company holds several patents and trademarks in the United States, Canada, Europe and Australia. The Company does not consider any of its patents to be material to its business.

        The Company relies on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company has been notified in the past and the Company may be notified in the future of claims that it may be infringing upon patents or other intellectual property rights owned by third parties. There can be no assurance that in the future any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

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

        Subsequent to May 31, 2002, the Company sold the Lomira, Wisconsin facility. The transaction closed on August 16, 2002. Concurrent with the sale, the manufacturing operations that were performed at the Lomira facility were relocated to the Mayville facility.

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

Research and Development

        The Company's research and development activities are primarily related to the development of new products and services in the document management area and the improvement of existing products in the mobile storage, high-speed mailing, forms handling equipment and furniture areas. Expenditures for research and development were $0.5 million, $0.7 million and $0.9 million in fiscal 2002, 2001 and 2000, respectively.

Employees

        At May 31, 2002, the Company employed approximately 720 full-time employees. None of the Company's employees is represented by a collective bargaining unit.

Executive Officers

        At July 31, 2002 the following individuals were executive officers of the Company:

Name	Age	Title
Gary W. Ampulski	56	President and Chief Executive Officer

Mr. Ampulski has served as President and Chief Executive Officer since January 2001. Mr. Ampulski has served as a director of the Company since December 2000. Previously, he was President of Moore North America Inc., a manufacturer and distributor of business forms and services, from March 2000 to December 2000. He was President of Moore's Business Communication Services Division from January 1993 to March 2000.

Donald J. Hotz	45	Vice President, Chief Financial Officer and Treasurer

Mr. Hotz has served as Vice President, Chief Financial Officer and Treasurer since July 2001 and was Vice President, Finance from April 2001 to July 2001. Previously, he was employed by Moore North America Inc., a manufacturer and distributor of business forms and services, in the following capacities: Vice President, Finance—Canada from February 2000 to March 2001, Vice President—Enterprise Information Systems Finance from August 1997 to January 2000, Director of Administration & Comptroller—Business Solutions Direct from 1996 to 1997 and Controller—Pressure Sensitive Systems Division from 1993 to 1996.
William Beattie	51	Vice President, International

Mr. Beattie became Vice President, International, in May 2001. He is also President and General Manager of Tab Products of Canada, Limited, a wholly owned subsidiary of Tab Products Co. since December 1998. Mr. Beattie served as Interim President and Interim Chief Operating Officer from July 2000 to December 2000. Prior to joining the Company, Mr. Beattie was President of Gemplus Canada, a manufacturer of smart-card technology, from February 1996 to November 1998. Mr. Beattie was President of NBS Card Services, a provider of magnetic-stripe, plastic card-based solutions, from August 1993 to December 1995.
Michael J. Nogle	51	Vice President and Chief Information Officer

Mr. Nogle has served as Vice President and Chief Information Officer since March 2001. Previously, he was employed by Moore North America Inc., a manufacturer and distributor of business forms and services, as Vice President, Enterprise Information Services from September 2000 to March 2001, Director, Information Systems with Moore's Business Communication Services Division from June 1997 to September 2000 and Manager, Computer Services with Quill Corp., a distributor of office supplies, from March 1994 to March 1997.
Ann E. Herring	45	Vice President, Marketing

Ms. Herring was appointed Vice President, Marketing of the Company in December 2001. Previously, she was Vice President, Marketing and Business Development for Moore North America Inc., Business Communication Services Division, a manufacturer and distributor of business forms and services, from June 1997 to November 2001 and General Manager, Eastman Kodak Company, Kodak Imaging Services, a manufacturer and distributor of imaging products and services, from January 1993 to June 1997.
Thomas J. Rauscher	47	Vice President, Manufacturing and Distribution

Mr. Rauscher became Vice President, Manufacturing and Distribution in January 1996. Previously, he was Vice President, Operations at Fisher Hamilton, a distributor of laboratory supply items, from October 1980 to January 1996.
Carter M. Perez	37	Vice President, U.S. Sales

Mr. Perez was appointed Vice President, U.S. Sales for the Company in December 2000 and was asked to focus more exclusively on the Company's Channel Partner organization beginning in November 2001. Previously, he was Director, Channel Partner Sales from January 1999 to December 2000. He was Sales Operations Manager—Western Entity with Xerox Corporation, a manufacturer and distributor of office equipment and supplies, from June 1997 to December 1998 and Systems Sales Manager with Xerox Corporation from June 1996 to May 1997.

Robert J. Crecca	45	Chief Accounting Officer, Corporate Controller & Asst. Secretary

Mr. Crecca has served as Chief Accounting Officer and Controller since March 2001. He added the title of Assistant Secretary in July 2001. Previously, he served in the positions of Director, Operations Analysis & Strategic Planning from August 1996 to March 2001, and Manager, Financial Operations with Moore North America Inc., a manufacturer and distributor of business forms and services, from January 1991 to August 1996.
Caroline A. Damask	39	Assistant Treasurer and Secretary

Ms. Damask has served as Assistant Treasurer and Secretary since July 2001 and previously served as Cash Manager from April 2001 to July 2001. She served as Manager, Benefits & HR Accounting with Outboard Marine Corporation, a manufacturer of marine engines and boats, from February 2000 to March 2001. She was employed at Scotsman Industries, Inc., a manufacturer of commercial refrigeration equipment, as Corporate Accounting Manager from April 1997 to January 2000 and Manager, General Accounting & Benefits from April 1995 to March 1997.

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

        Prior to August 16, 2002, the Company owned a 45,000 square foot building located on 4 acres of land in Lomira, Wisconsin. The facility was used for the manufacture of TAB-TRAC® mobile filing storage units and other light manufacturing and assembly operations. The Company sold the Lomira facility on August 16, 2002. Concurrent with the sale, the manufacturing operations that were performed at the Lomira facility were relocated to the Mayville facility.

        The Company owns a manufacturing building located on 4.8 acres of land in Turlock, California. The building is 67,000 square feet and is used for the manufacture of the Company's high-speed mailing systems product line and forms handling equipment.

        The Company leases 31,000 square feet of production space in San Antonio, Texas, which expires April 2005.

        The Company leases office space for its sales branches in numerous cities throughout the United States, Canada, Europe and Australia, most of which are in major metropolitan areas. Tab Products of Canada, Limited leases 58,000 square feet of manufacturing and office space in a building in North York, Ontario, Canada, and such lease expires in May 2005. Tab Products (Europa) B.V. leases a 9,000 square foot building in Amsterdam, Netherlands, and such lease expires in August 2006. Tab Products Pty Ltd leases a 16,000 square foot building in Gladesville NSW, Australia, and such lease expires in May 2006. These buildings serve as general office, sales and warehouse facilities.

        In management's opinion, all buildings, machinery and equipment are in good condition and are maintained and repaired on a basis consistent with sound operations. The properties and equipment are deemed adequate and suitable for their purposes.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not currently involved in any material legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2002.

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's stock is traded on the American Stock Exchange and its trading symbol is TBP. Information with respect to per share common stock dividends paid by the Company and the price ranges per share for each quarter during the fiscal years ended May 31, 2002 and 2001 are set forth below.

PER SHARE COMMON STOCK DIVIDENDS AND PRICE RANGES

	DIVIDENDS		PRICE RANGE PER SHARE
	2002	2001	2002		2001
			HIGH	LOW	HIGH	LOW
Fiscal Quarter Ended
August 31	—	$.05	$4.63	$3.60	$4.88	$2.75
November 30	—	$.05	$4.48	$3.50	$4.38	$2.19
February 28	—	—	$4.50	$4.01	$3.85	$1.94
May 31	—	—	$6.00	$3.75	$4.34	$3.35

        At May 31, 2002, the Company had approximately 600 holders of record and approximately 3,000 beneficial owners of Tab Products Co. common stock. On March 27, 2001, the Board of Directors discontinued the cash dividend for quarters ending February 28, 2001 and later.

ITEM 6.    SELECTED FINANCIAL DATA

TAB PRODUCTS CO.

CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31

(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND RATIO DATA)

	2002	2001	2000	1999	1998
Revenues	$103,947	$118,522	$130,568	$155,620	$165,943
Operating (loss) earnings	(5,414)	(19,271)	(11,708)	926	5,229
Gain on sale of business unit	—	—	13,794	—	—
Gain on sale of property	—	1,119	12,919	—	—
(Loss) earnings before income taxes	(5,281)	(18,366)	14,846	592	4,590
Net (loss) earnings	(3,390)	(12,084)	8,574	162	2,435
Net (loss) earnings per share
Basic	(0.66)	(2.34)	1.67	0.03	0.48
Diluted	(0.66)	(2.34)	1.67	0.03	0.46
Book value per share	6.66	7.78	10.12	8.58	8.69
Dividends per share	—	0.10	0.20	0.20	0.20
Current assets	37,353	46,762	51,258	51,354	53,778
Working capital	23,310	26,379	32,224	26,962	31,785
Net cash flows from operating activities	3,732	(2,916)	(13,264)	7,776	7,673
Purchase of property, plant and equipment	1,110	1,536	2,865	5,052	4,927
Depreciation and amortization	2,724	9,170	4,006	4,802	7,018
Long-term debt, non-current	—	—	—	3,953	7,391
Stockholders' equity	34,103	40,503	52,680	43,128	44,897
Total assets	50,149	62,157	73,293	75,328	77,488
Current ratio	2.7	2.3	2.7	2.1	2.4
(Loss) return, net of income taxes, before gain on sale of business unit and property, on equity	(9)%	(27)%	(14)%	0%	5%
(Loss) return on equity	(9)%	(26)%	18%	0%	5%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report, including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "may," "will," "should," "forecasts," "potential," "continue," "anticipates," "intends," "plans," "projections," "believes," "seeks," "foreseeable," "break-even," "estimates," and similar expressions or variations of such words are intended to identify forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Financial Condition

        At May 31, 2002, the Company had cash and short-term investments of $11.1 million, an increase of $2.3 million from the $8.8 million at May 31, 2001. The Company's working capital position at May 31, 2002 was $23.3 million as compared with $26.4 million at May 31, 2001. The current ratio of 2.7 at May 31, 2002 was higher than the current ratio of 2.3 reported for May 31, 2001. The increase in cash is primarily due to the receipt of a $4.5 million income tax refund, a reduction in trade receivables of $7.9 million (as a result of lower volume and a reduction in Days Sales Outstanding), and a reduction of inventories of $0.4 million. This was partially offset by the net loss of $3.4 million and a reduction of accounts payable, compensation payable and other accrued liabilities of $3.6 million, $0.6 million and $1.5 million, respectively. In addition, the Company purchased $1.1 million in property, plant and equipment during the year and made repurchases of common stock for $0.5 million. The decrease in working capital is primarily the result of the above-mentioned decrease in accounts receivable and inventory.

        At May 31, 2002, the Company's pension plan assets were $0.7 million lower than its benefit obligations and, in accordance with accounting principles generally accepted in the United States of America, a non-cash charge of $2.9 million, after reflecting a $1.8 million deferred tax benefit, was taken against stockholders' equity resulting in the reversal of the deferred pension asset. The deferred pension asset was recorded in prior years as the result of contributions made in excess of the net periodic pension cost. The reduction of the deferred pension asset did not have an impact on earnings or cash in fiscal 2002.

        During fiscal 2002, net cash provided by operating activities was $3.7 million, versus net cash used in operations of $2.9 million in fiscal 2001, an increase in cash from operations of $6.6 million year over year.

        During fiscal 2002, the Company invested approximately $1.1 million in property, plant and equipment, which primarily represented investments in manufacturing production equipment, web order entry and management information systems, imaging production equipment and furniture and fixtures. Capital expenditures for fiscal 2003, which will consist primarily of investments in manufacturing equipment, a new paint line to be installed at the Mayville, Wisconsin facility due to the sale of the Lomira, Wisconsin facility and management information systems, are expected to be approximately $1.5 million.

        No debt payments were due or made in fiscal 2002 or 2001. At May 31, 2002 and 2001, the Company had no outstanding debt. In the second quarter of fiscal 2002, the Company renewed a $5 million secured line of credit with a bank. The line of credit contains covenants related to cash flow and tangible net worth that the Company must maintain. The Company was in compliance with all covenants at May 31, 2002. The Company does not anticipate the need to utilize the line of credit prior to its expiration on October 31, 2002, and will evaluate whether to renew it in the second quarter of fiscal 2003.

        The Company and its subsidiaries are obligated under leases for real and personal property expiring at various dates through 2007. The future minimum rental payments under these lease agreements at May 31, 2002 are $2.8 million, $2.2 million, $1.3 million, $0.5 million and $26,000 for fiscal 2003, 2004, 2005, 2006, and 2007, respectively.

        In fiscal 2000, pursuant to the Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Services Group to Bell & Howell. The Company's Field Service Group consisted of assets that include existing service contracts and certain related tangible and intangible assets and certain liabilities. The price of the Purchased Assets, as defined in the Agreement, consisted of an initial cash payment from Bell & Howell to the Company of $11.2 million, the assumption of liabilities and obligations of the Company valued at an estimated $4.3 million and up to an additional $3.5 million payable to the Company subject to certain adjustments for changes in certain accounts attributable to the Field Service Group. The sale was effective as of June 1, 1999. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in the first quarter of fiscal 2000.

        On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. The Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $0.4 million in the first quarter of fiscal 2000.

        On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases at Stanford Research Park to Eagle Ridge Partners, a real estate investment group. The gross sales price was $18 million and resulted in a pre-tax gain of $12.9 million for the Company.

        On May 25, 2000, the Company purchased substantially all of the operating assets of Docucon for approximately $5.1 million that was a combination of cash and assumed liabilities. The purchase price was subject to certain post-closing adjustments payable to the Company in the approximate amount of $0.2 million that were agreed to as of August 10, 2000. The Docucon purchase gave the Company the capacity to convert customers' documents to digital format for desktop access. On May 31, 2001, the Company wrote-off the remaining goodwill from the acquisition of $3.7 million due to its impairment.

        The Company did not pay any cash dividends on its common stock in fiscal 2002. In fiscal 2001, the Company paid cash dividends of $0.5 million. On March 27, 2001, the Company's Board of Directors discontinued the dividend on the common stock of the Company.

        On February 16, 2001, the Company completed the sale of unutilized property and a manufacturing facility located in Turlock, California, for $2.9 million. In connection with the sale, the Company recorded a pre-tax gain on sale of $1.1 million in the third quarter of fiscal 2001.

        In September 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the issued and outstanding shares of the Company's common stock from time to time at prevailing market prices. During fiscal 2002, the Company repurchased 112,500 shares of its common stock for $0.5 million between September 2001 and January 2002. The Company did not repurchase any shares after January 17, 2002. The stock repurchase program will expire on September 16, 2002.

        On March 9, 2002, President Bush signed into law H.R. 3090, the "Job Creation and Worker Assistance Act of 2002." The Act allows for additional federal depreciation expense for specific asset acquisitions purchased by the Company after September 10, 2001. Additionally, the Act increases the carryback period of federal net operating losses generated in tax years ending in 2001 and 2002 from two years to five years. The Company previously filed a claim to carryback the losses generated in the fiscal year ended May 31, 2001 to the two previous tax years and received a refund of $4.5 million during fiscal 2002. As a result of the Act, the Company has elected to amend the originally filed claim to carryback the losses generated in fiscal 2001 to the five previous tax years. The Company has also elected to carryback the losses generated in the fiscal year ended May 31, 2002 to the five previous years. The refund from both carryback claims is reported in the income tax receivable balance.

        The Company believes that its current cash, future cash flows and potential borrowing capacity will provide sufficient working capital for at least the next twelve months.

Results Of Operations

        Revenues—Total revenues for fiscal 2002 of $103.9 million were $14.6 million or 12.3% lower than the $118.5 million in fiscal 2001. Of the $14.6 million decrease in revenues, $9.9 million was due to a decline in U.S. sales of manufactured mobile and equipment products, professional services and supplies. This decline was due to reduced volume and longer customer decision lead times largely as a result of the economic downturn that impacted the Company in the latter part of fiscal 2002 and the uncertainty regarding the future ownership of the Company. In addition, the Company experienced revenue declines in Canada of $2.8 million as a result of cutbacks by customers in technology spending and world economic events. Europe and Australia revenues declined $1.2 million and $0.6 million, respectively. Revenues in fiscal 2001 of $118.5 million were $12.1 million or 9.3% lower than the $130.6 million in fiscal 2000. Of the $12.1 million decrease in fiscal 2001 revenues, $17.3 million was due to a decline in U.S. sales of manufactured furniture and equipment products, professional services and technology products. This decline was partially offset by $2.8 million in sales of the Company's imaging subsidiary that was acquired in May 2000, increased sales of manufactured supplies of $1.1 million and increased sales from the Company's international operations of $1.3 million. International revenues were 24%, 25% and 22% of consolidated revenues in fiscal 2002, 2001 and 2000, respectively.

        Cost of Revenues—Cost of revenues, as a percentage of revenues, for fiscal 2002, 2001 and 2000 were 62.2%, 62.8% and 61.7%, respectively. The improvement in the percentage in fiscal 2002, despite the revenue decline, for fiscal 2002 as compared to fiscal 2001 was due primarily to a price increase implemented early in fiscal 2002 on manufactured equipment and supplies and cost reduction programs implemented throughout the year. The Company also saw improvements in product mix toward higher margin products such as supplies. In addition, there were significant improvements in the cost structure of the Company's imaging services operation which went from a negative 23.6% gross margin to a negative 1.5% gross margin due to cost reductions. The increase in the percentage in fiscal 2001 from fiscal 2000 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume.

        Selling, General and Administrative Expense—Selling, general and administrative expenses, as a percentage of revenues, for fiscal 2002, 2001 and 2000 were 43.0%, 53.5% and 47.2%, respectively. Total operating expenses for fiscal 2002 were $44.7 million, a decrease of $18.6 million as compared to total operating expenses of $63.4 million in fiscal 2001. The decrease in operating expenses was primarily attributable to lower salaries, wages and benefits due to lower headcount, lower costs associated with the relocation of the corporate headquarters in the prior year and lower amortization costs due to the write-off in the prior year of the goodwill associated with the imaging services operation. The improvement was also due to the avoidance of the prior year costs mentioned in the following paragraph.

        Operating expenses for fiscal 2001 of $63.4 million represented an increase of $1.7 million as compared to total operating expenses of $61.7 million in fiscal 2000. The increase in operating expenses was primarily attributable to a write-off of the $3.7 million of goodwill for the Company's imaging services operation, establishment of a $0.4 million reserve for closing of branch offices, $2.2 million of costs associated with the corporate headquarters relocation, and a $1.4 million payment related to the retirement of the former CEO. These increases were partially offset by lower salaries and lower commissions on the reduced revenues.

        Gain on Sale—Gain on sale of property in fiscal 2001 was $1.1 million as compared to $12.9 million in fiscal 2000. On February 16, 2001 the Company completed the sale of unutilized property and a manufacturing facility for a gross sales price of $2.9 million. On February 23, 2000, the Company sold its corporate headquarters buildings and the associated land leases for a gross sales price of $18 million. In fiscal 2000, the Company also reported a gain on sale of $13.8 million related to the sale of its Field Services Group for a gross sales price of $19 million.

        Interest and Other, net—Interest and other, net was $0.1 million income for fiscal 2002 and $0.2 million expense for both fiscal 2001 and fiscal 2000. Gross interest income was $0.3 million, $0.5 million and $1.0 million for fiscal 2002, 2001 and 2000, respectively. The decrease in interest income was primarily due to lower interest rates on the Company's cash balances. Interest expense was $0.5 million for fiscal 2000. The remaining expense for each fiscal year included foreign currency transaction and exchange gains and losses and other miscellaneous expenses.

        Income Taxes—Income tax benefit, as a percentage of pre-tax loss, for fiscal 2002 was 35.8%, an improvement of 0.2 percentage points as compared to the effective tax rate of 36.0% in fiscal 2001. For fiscal 2000, income tax expense was an effective tax rate of 42.2%. The change in the effective tax rate was primarily due a limitation on loss carrybacks by certain states.

Recently Issued Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on June 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes." Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101.

        After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting in fiscal 2001 resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The cumulative effect of a change in accounting principle was $330,000.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on June 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company evaluated goodwill under the SFAS No. 142 transitional impairment test and has determined that there will not be an impairment loss.

        The Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective June 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). Although the Company has not completed its assessment, it does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated financial position or results of operations of the Company.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

Critical Accounting Policies

        Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates. Such estimates include the allowance for doubtful accounts, restructuring reserves, inventory reserves, and recoverability of deferred tax assets.

    •
    The Company records an allowance for doubtful accounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer receivables and considering the customer's financial condition and current economic conditions. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The accounts receivable balance as of May 31, 2002 was $15.7 million net of allowance for doubtful accounts of $0.9 million. The Company believes that the reported allowances at May 31, 2002 are adequate.

    •
    The Company records restructuring charges incurred in connection with consolidation or relocation of operations or shutdowns of specific sites. These restructuring charges, which reflect the commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with severance, site closure, contract terminations or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

    •
    The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon assumptions of future demand for products and market conditions. The Company regularly evaluates the ability to realize the value of inventory based upon a combination of factors including the following; historical usage rates, forecasted sales or usage and estimated current and future market values. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of May 31, 2002, the Company's inventory of $4.7 million is stated net of inventory reserves of $1.5 million. If actual demand for products deteriorates or market conditions are less favorable then projected, additional inventory reserves may be required. The Company believes that the reported reserves at May 31, 2002 are adequate.

    •
    The Company records deferred income tax assets on the balance sheet related to events that impact financial statements and tax returns in different periods. The Company evaluates the recoverability of recorded deferred tax assets by considering future cash flows and the applicability of tax laws, tax jurisdictions and certain other assumptions. The Company has determined that a valuation allowance of $0.1 million at May 31, 2002 is appropriate at the present time and is evaluated on a quarterly basis. If the Company is to realize the deferred tax assets in an amount in excess of reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if the Company determined that it is unable to realize the net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

        Revenue Recognition—Revenues on product sales are recognized upon product shipment when risk of loss and title transfer, except mobile filing equipment. Revenue related to mobile filing equipment requiring installation is recognized upon completion of such installation. Revenue related to professional services is recognized upon completion of such services. Imaging services revenues are recognized on a percentage of completion method. Equipment service and software support contract revenues are recognized ratably over the contractual period or as the services are performed.

        Shipping and Handling Fees and Costs—In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10

requires shipping and handling fees billed to customers to be classified as revenue and the classification of shipping and handling costs to be disclosed in the notes to the consolidated financial statements if they are not classified as cost of sales. The Company includes shipping and handling fees billed to customers in revenues, net of the related shipping and handling costs. Shipping and handling costs included as a reduction to revenues totaled $4.7 million, $5.4 million and $6.8 million for fiscal 2002, 2001 and 2000, respectively.

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

        Failure to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition.    We incurred significant costs in fiscal 2001 to restructure our expense levels in line with expected revenues and implemented additional cost reduction programs in fiscal 2002. If the restructuring does not prove to be sufficient or if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our results of operations and financial condition could be adversely impacted.

        The continued effects of the general state of the world economy could adversely impact our results of operations and financial condition.    The downturn in world economic conditions could have a material adverse effect on our results of operations and financial condition. Our experience indicates that our industry lags general business trends. Therefore, the timing of a recovery for the Company is also uncertain.

        An accelerated move to digital technology by our customers could weaken demand for our products and services.    Although the use of paper by business has continued to increase, the use of digital records by large document-intensive industries may accelerate. This could weaken the demand for our paper-based supplies and storage products. If we fail to respond with new digital products and services to such a potential market change, our revenues, results of operations, financial condition and prospects could be adversely affected.

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

        The ongoing strategic alternatives evaluation process could have a material adverse impact on our business, results of operations and financial condition.    In October 2001, the Company announced that it would explore strategic alternatives for maximizing stockholder value. As of July 29, 2002, the Company entered into a definitive Merger Agreement with T Acquisition Co. and T Acquisition L.P., affiliates of HS Morgan Limited Partnership pursuant to which T Acquisition Co. will merge with and into the Company. This activity and announcement could cause uncertainty with our employees including management, sales and other personnel. It may also have a negative impact on our customers and suppliers. The impact of these uncertainties could have a material adverse effect on our business, results of operations and financial condition.

        Failure to consummate the proposed merger with T Acquisition Co. could have a material adverse impact on our business, results of operations and financial condition.    The Company could incur certain financial penalties for noncompliance with the various terms and conditions of the Merger Agreement that could have a material adverse effect on our business, results of operations and financial condition.

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

        Our liquidity could be adversely impacted by unexpected events.    Although we believe that we have sufficient cash on hand and expected cash from operations to satisfy our working capital needs for at least the next twelve months, any significant unexpected cash requirements could adversely impact our liquidity. In those circumstances, we would be required to seek third party financing and we cannot be certain that financing will be available on acceptable terms or at all. Factors affecting our cash flows include net losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms, the purchase and sale of assets and the willingness of financial institutions to lend to us. Although our projections of these factors indicate that our operational cash flows, together with our existing cash and cash equivalent balances and our borrowing capacity will adequately finance anticipated operations and capital expenditures for at least the next twelve months, investors are cautioned that such projections inherently involve risks and uncertainties.

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

        Sales to the U.S. Government may result in fluctuations due to their budget constraints and new initiatives.    Government revenues primarily expose us to risks from reductions in budget allocations to support regulation and administrative offices. The government may periodically undertake initiatives that create opportunities to help agencies streamline workflow processes, reduce paperwork and increase customer service, which may provide short-term opportunities for us. However, the long-term effect of a government initiative to streamline processes could eventually have a negative impact on our business, financial condition and results of operations.

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

        A negative impact to our international operations could adversely impact our business, financial condition and results of operations.    International sales accounted for approximately 24% and 25%, respectively, of our consolidated total revenues in fiscal 2002 and 2001. Fluctuations in currencies negatively impacted us in fiscal 2001 and could adversely affect our business, financial condition and results of operations in the future. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. We are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships. Manufacturing and sales of our products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control. In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States and thus make piracy of our products a more likely possibility. There can be no assurance that these factors will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 7 A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to financial market risk related to fluctuations in interest rates and in foreign currency exchange rates.

        The Company's exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $2.3 million as of May 31, 2002. These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at May 31, 2002, the fair value of the portfolio would not decline by a material amount. The Company does not use derivative financial instruments to mitigate the risks inherent in these securities. However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

        The Company's exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany receivable balance with its Netherlands subsidiary. Such intercompany receivable balance at May 31, 2002 was $0.2 million; therefore, a hypothetical 10% adverse change in Euro against U.S. dollars would not result in a material foreign exchange loss. Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency. Transaction gains or losses have not been significant in the past and there is no hedging activity on Euro or other currencies. Consequently, the Company does not expect that reductions in the value of such intercompany receivable balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company's financial position, results of operations or cash flows.

        In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro). The transition period for conversion to the Euro was January 1, 1999 through January 1, 2002, at which time all legal tender within the participating member countries converted to the Euro. The timing of phasing out all uses of existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records. The introduction of the Euro and the phasing out of the other currencies did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Directors.    The Company's Board of Directors consists of seven (7) directors. The directors are serving terms that would have expired at the 2002 Annual Stockholders Meeting to be held for fiscal 2002 and are expected to serve as directors until consummation of the proposed merger of the Company. Information with respect to their age and background is set forth below.

Name	Position With the Company	Age	Director Since
Gary W. Ampulski	Director, President and Chief Executive Officer	56	2000
Kathryn S. Hanson	Director	52	1996
Jeffrey A. Heimbuck	Director	56	2000
Warren G. Lichtenstein	Director	37	2001
Jerry K. Myers	Director	61	1996
Hans A. Wolf	Chairman of the Board	74	1992
David W. Wright	Director	44	2001

        Gary W. Ampulski.    Mr. Ampulski was appointed a Director of the Company effective December 14, 2000, and President and Chief Executive Officer effective January 1, 2001. Prior to joining the company, he was President of Moore North America, Inc. from March 2000 to December 2000 and President of Moore's Business Communication Services Division from January 1993 to March 2000.

        Kathryn S. Hanson.    Ms. Hanson has been a director of the Company since April 1996. Since 1988, Ms. Hanson has served in various executive roles, including her present position as Director of Fletcher Spaght, a strategic and marketing consulting practice for high technology companies. Ms. Hanson founded and served as the Chief Executive Officer of eMentoring, an Internet eLearning company, from October 1998 to March 2000, when eMentoring was purchased by Pensare, an Internet eLearning company. From March 2000 to March 2001, Ms. Hanson also served as Vice President of Marketing of Pensare. From February 1997 to September 1998, she served as Chairman, Vice President of Marketing and co-Founder of SatMetrix (previously named CustomerCast, Inc.), an internet customer satisfaction company. She has also served in executive roles at Convergent Technology from 1985 to 1988 and Hewlett Packard Company from 1982 to 1985.

        Jeffrey A. Heimbuck.    Mr. Heimbuck has been a director of the Company since May 2000. Since 1996, Mr. Heimbuck has invested in early stage companies and venture capital funds and he sits on the Boards of Directors of early stage companies. From 1992 to 1996, Mr. Heimbuck served as President and Chief Executive Officer of INMAC, a manufacturer and international business-to-business reseller of computer and networking products. From 1988 to 1992, he served as President of Quantum Commercial Products (previously Plus Development). From 1986 to 1988, Mr. Heimbuck served as a partner of Montgomery Securities Venture Funds. Prior to 1986, he served as a senior executive in various other public and private companies.

        Warren G. Lichtenstein.    Mr. Lichtenstein has been a director of the Company since September 2001. He has served as the Chairman of the Board, Secretary and the Managing Member of Steel Partners, L.L.C., the general partner of Steel Partners II, L.P. ("Steel"), since January 1996. Prior to such time, Mr. Lichtenstein was the Chairman and a director of Steel Partners, Ltd., the general partner of Steel Partners Associates, L.P., which was the general partner of Steel from 1993 to

January 1996. He has served as a director of WebFinancial Corporation, a consumer and commercial lender, since 1996 and as its President and Chief Executive Officer since December 1997. Mr. Lichtenstein has served as a director and the Chief Executive Officer of Gateway Industries, Inc., a provider of database development and Web site design and development services, since 1994 and as the Chairman of the Board since 1995. Mr. Lichtenstein has served as a Director and the President and Chief Executive Officer of Steel Partners, Ltd., a financial advisory and management company since June 1999 and as its Secretary and Treasurer since May 2001. He has also served as Chairman of the Board of Directors of Caribbean Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000. Mr. Lichtenstein is a director of SL Industries, Inc., a manufacturer and marketer of Power and Data Quality systems and equipment. Mr. Lichtenstein has served as Chairman of the Board and as Chief Executive Officer of SL Industries since January 2002 and February 2002, respectively. He is also a director of the following publicly held companies: Tandycrafts, Inc., a manufacturer of picture frames and framed art; Puroflow Incorporated, a designer and manufacturer of precision filtration devices; ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons; United Industrial Corporation, a designer and producer of defense, training, transportation and energy systems; and US Diagnostic Inc., an operator of outpatient medical diagnostic imaging and related facilities.

        Jerry K. Myers.    Mr. Myers has been a director of the Company since April 1996. Since January 1995, he has been a partner in the healthcare investment firm of CroBern Management Partnership, LLP. Since Decemver 1995, Mr. Myers has been Chairman of Medcor, Inc., a workers' compensation managed care firm. Since April 1999, he has been President and Chief Executive Officer and a director of SleepMed Incorporated. From 1990 to 1994 he served as President, Chief Executive Officer and a director of Steelcase, Inc. From 1986 through 1990 he was employed by TRW, Inc. serving as general manager of the automotive sector. Mr. Myers is also a director of SleepMed Incorporated.

        Hans A. Wolf.    Mr. Wolf has served as a director of the Company since February 1992 and as Chairman of the Board since February 1995. Mr. Wolf also served as Interim Chief Executive Officer of the Company from July, 2000 through December, 2000. Mr. Wolf was the Vice Chairman of Syntex Corporation ("Syntex") from October 1985 to December 1993, and was the Chief Administrative Officer at Syntex from October 1985 to February 1992. Mr. Wolf is also a director of Network Equipment Technologies, Inc. and a director of Satellite Healthcare, Inc.

        David W. Wright.    Mr. Wright has been a director of the Company since September 2001. Since 1995, he has served as a co-trustee, managing trustee and currently as President and managing member of Henry Investment Trust, L.P., the general partner of and investment advisor to Henry Partners, L.P. and Matthew Partners, L.P., two private investment partnerships that invest in securities of publicly traded companies. Mr. Wright has also served as a Director and Chairman of the Executive Committee of Carl Fisher, Inc., a publisher, distributor and retailer of serious music from 1996 to 1998, when that company was sold.

        Agreements with Certain Stockholders.    On September 10, 2001, the Company entered into separate agreements with Warren G. Lichtenstein and David W. Wright. Mr. Lichtenstein and Mr. Wright were each added to the Board of Directors and to the Company's slate of nominees for election as directors of the Company for a one-year term at the 2001 Annual Meeting, along with the five other current directors. One of Mr. Lichtenstein or Mr. Wright was also added, immediately, to each of the board's four standing committees. These agreements also provided that if reelected at the 2001 Annual Meeting, and if at least a majority of the elected board consisted of the Company's nominees, one of Mr. Lichtenstein or Mr. Wright would be appointed, so long as he serves on the Company's Board of Directors, to each of the Board of Director's standing committees and any special committees for which they are not legally disqualified. In addition, provided the Company was not in material default under either of the two agreements, at the 2001 Annual Meeting, Steel Partners and Henry Investment Trust agreed to vote all of the shares beneficially owned by them and their affiliates in favor of the election of the Company's director nominees. Copies of these agreements were filed on September 11, 2001 by the Company as exhibits to a Current Report on Form 8-K.

        Executive Officers.    For information with respect to the executive officers of the Company, see "Executive Officers" in Part I of this report.

        Voting Agreements.    As an inducement and a condition to its entering into the Merger Agreement (see Item 1, "General"), T Acquisition, L.P. has required that all of the Company's directors enter into support/voting agreements with respect to shares of the Company's common stock owned by them and their controlled affiliates. The shares of common stock that are subject to the support/voting agreements represent approximately 18% of the Company's outstanding shares.

        Under the support/voting agreements, the stockholders signing the agreements have agreed that, as long as the support/voting agreement is in effect, they will vote their shares of the Company's common stock and any shares over which they have sole voting power or control:

    •
    in favor of adoption and approval of the Merger Agreement, and

    •
    against any acquisition proposal, as defined in the Merger Agreement.

        Each stockholder party to a support/voting agreement also agreed that, as long as the support/voting agreement is in effect, the stockholder and his or her controlled affiliates will not sell or agree to sell or otherwise transfer or dispose of any of their shares of the Company's common stock or any voting rights with respect to the shares, other than with T Acquisition, L.P.'s prior written consent, which consent will not be unreasonably withheld if the individual or entity to whom the shares are proposed to be sold, transferred or disposed agrees in writing to be bound by the support/voting agreement. However,

    •
    after the record date for the special meeting of the Company's stockholders to be held to vote on the merger agreement, the stockholders signing the support/voting agreements will be permitted to sell in open market transactions the number of shares of the Company's common stock permitted under the volume limitations of Rule 144 under the Securities Act of 1933 if the stockholder does not grant a proxy with respect to, or otherwise transfer the right to vote at, the special meeting the shares of the Company's common stock which are sold, and

    •
    after the date of the special meeting, the stockholder will be permitted to sell his or her shares in open market transactions without restriction under the support/voting agreement.

        The support/voting agreements will remain in effect until the first to occur of:

    •
    the termination of the Merger Agreement in accordance with its terms,

    •
    the effective time of the merger,

    •
    the adoption by the parties to the Merger Agreement of any amendment to the Merger Agreement that reduces the merger consideration payable per share of the Company's common stock below $5.85 in cash, and

    •
    January 15, 2003.

        The stockholders signing the support/voting agreements, in their capacities as owners of shares of the Company's common stock, also agreed that during the term of the support/voting agreements they will not, and will not permit any of their controlled affiliates to, directly or indirectly, solicit, initiate, encourage or facilitate, or furnish or disclose nonpublic information in furtherance of, any inquiries with respect to or the making of any acquisition proposal, or negotiate, explore or otherwise engage in discussions with any person, other than T Acquisition, L.P. and T Acquisition Co. or their representatives, with respect to any acquisition proposal, or enter into any agreement or understanding requiring the stockholder to abandon, terminate or fail to consummate the merger or any other transactions contemplated by the merger agreement or to otherwise assist in the effectuation of any acquisition proposal. However, nothing in the support/voting agreements will prevent the stockholders signing the agreements from taking any action or omitting to take any action in his or her capacity as a member of the board of directors of the Company, or any committee of the board, or, at the direction of the board of directors of the Company, or any committee of the board, as an officer or employee of the Company or any of its subsidiaries, in each case, in accordance with the terms of the merger agreement or as required by Delaware law to fulfill his or her fiduciary duties.

        The directors signing the support/voting agreements also agreed that in the event

    •
    of any stock dividend, stock split, recapitalization, reclassification, combination or exchange of shares on, of or affecting the Company's shares of the stockholder,

    •
    the stockholder purchases or otherwise acquires beneficial ownership of any shares of the Company, or

    •
    the stockholder voluntarily acquires the sole right to vote any of the Company's shares,

then these additional shares will generally be subject to the terms of the support/voting agreement.

        Notwithstanding the foregoing, the stockholders signing the support/voting agreements made no agreements or understandings under the support/voting agreements in their capacity as a director, officer or employee of the Company or any of its subsidiaries, and nothing in the support/voting agreements will limit or affect any actions or omissions taken by the stockholder in his or her capacity as a director, officer or employee, including in exercising rights under the merger agreement, and none of these actions or omissions will be a breach of the support/voting agreement.

        Section 16(a) Beneficial Ownership Reporting Compliance.    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such person.

        Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

        Executive Compensation.    The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and each person that served in that capacity during fiscal 2002 and the four other most highly compensated executive officers of the Company as of May 31, 2002 whose total salary and bonus for the fiscal year ended May 31, 2002 exceeded $100,000, for services in all capacities to the Company and its subsidiaries, during the fiscal years ended May 31, 2002, 2001 and 2000.

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus		Restricted Stock Awards(10)	Securities Underlying Options	All Other Compensation(11)
Gary W. Ampulski(1) President and Chief Executive Officer	2002 2001 —	$ $	350,000 145,833 —	$ $	87,500(5) 150,000(6) —	0 0 —	0 260,000 —	$ $	5,665 3,055 —
William Beattie(2) Vice President, International	2002 2001 2000	$ $ $	163,072 184,347 124,780	$ $ $	32,530 92,584(7)(8) 6,579	0 0 0	0 30,000 0	$ $ $	9,588(12) 4,306 786
Michael J. Nogle(3) Vice President, Chief Information Officer	2002 2001 —	$ $	165,000 33,756 —	$ $	0 0 —	0 0 —	0 25,000 —	$ $	5,775 821 —
Carter M. Perez(4) Vice President, U.S. Sales	2002 2001 2000	$ $ $	150,000 149,167 137,500	$ $ $	68,959(9) 171,880(7)(9) 96,340(9)	$0 0 24,844(10)	0 35,000 0	$ $ $	2,313 5,358 6,020
Thomas J. Rauscher Vice President, Manufacturing and Distribution	2002 2001 2000	$ $ $	190,000 190,000 190,000	$ $ $	0 30,000(7) 0	$0 0 49,688(10)	0 50,000 0	$ $ $	4,115 5,550 5,785

(1)
Mr. Ampulski was appointed President and Chief Executive Officer effective January 1, 2001.

(2)
Mr. Beattie joined the Company on December 1, 1998 and was appointed Vice President, International effective May 30, 2001. Mr. Beattie also served as Interim President and Interim Chief Operating Officer from July 2000 until January 2001.

(3)
Mr. Nogle was appointed Vice President and Chief Information Officer effective March 19, 2001.

(4)
Mr. Perez joined the Company on January 27, 1999 and was appointed Vice President, U.S. Sales effective December 19, 2000.

(5)
Consists of Mr. Ampulski's retention bonus paid on December 1, 2001, pursuant to his employment agreement with the Company. Mr. Ampulski was entitled to the retention bonus because his employment with the Company was not terminated prior to December 1, 2001. See "Employment Contracts and Termination of Employment and Change of Control Agreements" below.

(6)
Consists of Mr. Ampulski's hire-on bonus of $150,000, the bonus amount Mr. Ampulski anticipated he would have earned from his previous employer. Mr. Ampulski received this bonus in March 2001 pursuant to his employment agreement. See "Employment Contracts and Termination of Employment and Change of Control Agreements" below.

(7)
In July 2000, the Compensation Committee approved bonuses for Mr. Beattie, Mr. Perez and Mr. Rauscher in the amounts of $40,000, $35,000 and $30,000, respectively, as both a retention bonus to encourage these executive officers to remain with the Company until a permanent Chief Executive Officer was selected and in recognition of work done in the 2000 fiscal year.

(8)
Includes a bonus of $20,000 paid to Mr. Beattie for his services as Interim President and Interim Chief Operating Officer from July 2000 until January 2001. Also includes an incentive bonus of $32,584 earned by Mr. Beattie for the Company's Canadian operating performance.

(9)
For fiscal 2002 and 2000, consists solely of amounts paid to Mr. Perez pursuant to the Company's Director of Sales Incentive Plan. For fiscal 2001, Mr. Perez received $136,880 pursuant to the Company's Director of Sales, Channel Partner Incentive Plan.

(10)
Mr. Rauscher and Mr. Perez received 7,500 and 3,750 shares, respectively, of the Company's Common Stock as a stock bonus vesting on October 19, 2002, three years from the date of grant, subject to both of them remaining as employees of the Company on October 19, 2002. The value of these shares at May 31, 2002 was $5.40 per share, the closing price of the Company's Common Stock on such date; the closing price on the date of grant, October 19, 1999, was $6.625. The aggregate value of the shares as of May 31, 2002 for Mr. Rauscher and Mr. Perez was $40,500 and $20,250, respectively. Mr. Rauscher and Mr. Perez also purchased an equal number of shares, with equal value, on October 19, 1999, with payment made in the form of a promissory note secured by such stock.

(11)
Includes amounts deferred in the Company's Tax Deferred Savings Plan (the "401(k) Plan") for Messrs. Ampulski, Nogle, Perez, and Rauscher in the amounts of $4,375, $5,085, $1,992 and $3,665, respectively, during the fiscal year ended May 31, 2002. Also includes annual premiums paid by the Company for life insurance policies for Messrs. Ampulski, Beattie, Nogle, Perez and Rauscher in the amounts of $1,290, $2,283, $690, $321 and $450, respectively.

(12)
Includes $7,305 Mr. Beattie received pursuant to the Registered Retirement Savings Plan.

        Stock Options Granted During Fiscal 2002.    No stock options were granted during fiscal 2002 to any of the persons named in the Summary Compensation table.

        Option Exercises and Fiscal 2002 Year-End Values.    The following table provides the specified information concerning unexercised options held as of May 31, 2002, by the persons named in the Summary Compensation Table. There were no exercises of options by any of the persons named in the Summary Compensation Table during fiscal 2002.

FISCAL YEAR-END OPTION VALUES

	Number of Unexercised Options at 5/31/2002		Value of Unexercised In-The-Money Options at 5/31/02(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary W. Ampulski	65,000	195,000	$212,875	$638,625
William Beattie	22,142	27,858	$18,867	$40,483
Michael J. Nogle	—	25,000	$—	$45,000
Carter M. Perez	11,606	28,394	$17,230	$51,270
Thomas J. Rauscher	76,963	33,037	$49,597	$80,403

(1)
Valuation is based on the difference between the option exercise price and the fair market value of the Company's common Stock on May 31, 2002, which was $5.40 per share, based on the closing trade price of the Common Stock on the American Stock Exchange on such date.

Employment Contracts and Termination of Employment and Change of Control Agreements

        The Company has entered into an employment agreement with Gary W. Ampulski, the Company's President and Chief Executive Officer, effective as of January 1, 2001. Pursuant to Mr. Ampulski's employment agreement, he receives an annual salary of $350,000 and, commencing with the Company's fiscal year beginning June 1, 2001, he is eligible to receive annual bonuses based upon the Company's achievement of various financial and/or other goals established by the Board of Directors of the Company for up to 100% of his then current annual base salary, with a target bonus equal to 60% of his then current base salary. Pursuant to the employment agreement, on March 1, 2001, Mr. Ampulski was paid a hire-on bonus equal to the bonus he anticipated he would have earned from his previous employer, in the amount of $150,000, of which he was obligated to repay one half to the Company if he would have left the Company voluntarily prior to January 1, 2002. Mr. Ampulski was paid a retention bonus in the amount of $87,500 on December 1, 2001, as provided in the employment agreement because his employment with the Company had not terminated prior to such date.

        Pursuant to the employment agreement, Mr. Ampulski was granted an option to purchase 250,000 shares of the Company's Common Stock on December 14, 2000, the date he was appointed as a member of the Board of Directors of the Company, and also received an automatic option grant of 10,000 shares under the 1996 Outside Directors Stock Option Plan. The Company reimbursed Mr. Ampulski for his reasonable, temporary expenses of commuting between Illinois and San Jose and for his living expenses in the San Jose area from the start of his employment until the Company relocated to Illinois in April 2001. The agreement also provides for a loan by the Company to Mr. Ampulski to enable him to repay the outstanding balance of a loan Mr. Ampulski received from his former employer. For additional information about such loan, see "Certain Relationships and Related Transactions" below.

        Except as provided in the Change of Control Agreement between Mr. Ampulski and the Company (as described below), in the event his employment is terminated by the Company without Cause or in the event of his resignation for Good Reason, each as defined in the employment agreement, Mr. Ampulski is entitled to severance payments equal to the sum of an amount equal to two times his annual base salary in effect immediately prior to such termination and whichever of the following is applicable as of the date of termination of employment: (a) provided he has completed at least two fiscal years of employment with the Company, an amount equal to two times the average of the annual incentive bonuses actually earned by him for the two fiscal years prior to termination, (b) provided he has completed at least one full fiscal year of employment with the Company but less than two full fiscal years of such employment, an amount equal to two times the annual incentive bonus actually earned by him for the fiscal year preceding the fiscal year of his termination, or (c) provided he has completed less than one full fiscal year of employment with the Company, an amount equal to $300,000. His severance payments would also include accrued vacation pro rated to the date of termination of employment.

        In May 2001, Mr. Ampulski's employment agreement was amended to provide that, in the event there has occurred, within the twelve months prior to a termination of his employment without Cause or his resignation for Good Reason, each as defined in the employment agreement, a change in the Board of Directors of the Company as a result of which fewer than a majority of Directors are Incumbent Directors, as defined in the amendment, Mr. Ampulski's stock options granted pursuant to the employment agreement shall become immediately exercisable and vested in full as of the date of his termination of employment.

        The Company entered into a change of control agreement with Mr. Ampulski effective as of January 1, 2001, which provides that, in the event that Mr. Ampulski's employment with the Company is terminated as a result of Involuntary Resignation, as defined in the agreement, within three months prior to, upon or within twelve months following a Change of Control, then, in lieu of severance benefits he would otherwise receive under his employment agreement, he will be entitled to severance payments equal to the sum of an amount equal to two times of his annual base salary in effect immediately prior to the date of his Involuntary Resignation and whichever of the following is applicable as of such date: (a) provided he has completed at least two fiscal years of employment with the Company, an amount equal to two times of the average of the annual incentive bonuses actually earned by him for the two fiscal years prior to his Involuntary Resignation, (b) provided he has completed at least one full fiscal year of employment with the Company but less than two full fiscal years of such employment, an amount equal to two times of the annual incentive bonus actually earned by him for the fiscal year preceding the fiscal year of his Involuntary Resignation, or (c) provided he has completed less than one full fiscal year of employment with the Company, an amount equal to $300,000. For a period of eighteen months following his Involuntary Resignation, the Company shall reimburse Mr. Ampulski for any premiums paid by him for continued group health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA"). In addition, in the event of a Change of Control, the options granted to Mr. Ampulski pursuant to his employment agreement shall become immediately exercisable and vested in full as of the date that is ten days prior to the Change of Control. Under this agreement, a change of control is defined as the occurrence of: (a) any person or entity directly or indirectly acquiring beneficial ownership of 50% or more of the total voting power represented by the Company's outstanding voting securities; (b) a merger or consolidation of the Company with any other corporation involving the transfer of securities representing 50% or more of the total voting power represented by the Company's outstanding securities immediately prior to such merger or consolidation; (c) the complete liquidation of the Company; or (d) the sale or disposition by the Company of all or substantially all of the Company's assets, unless the Company remains an operating business and a going concern, and with respect to the acceleration of his options, the Company continues his options in effect.

        The Company has entered into a form of change of control agreement with certain of its current executive officers who were hired by the Company prior to December 2000. The agreements provide that if within one month prior to or twelve months following a Change of Control of the Company, such executive officer's employment is terminated as a result of Involuntary Termination, as defined in the agreements, such executive officer will be entitled to: (a) all salary, accrued but unused vacation earned through the date of the executive officer's termination and the executive officer's target bonus for the year in which termination occurs, pro rated through the date of termination; (b) severance pay in an amount equal to 150% of his or her annual base salary at the time of such termination, plus 150% of the executive officer's annual bonus at the "on target" level for the fiscal year in which the executive officer is terminated, payable in lump sum within 30 days of termination; and (c) for a period of 12 months from the date of termination or until commencement of new employment, whichever is earlier, reimbursement for COBRA premiums paid by him or her for continued group health insurance coverage. The agreements provide that the executive officer shall be entitled to acceleration of vesting for such executive officer's stock options as provided under the Company's 1991 Stock Option Plan or any applicable successor plan. A Change of Control includes a change in the board of directors of the Company as a result of which fewer than a majority of directors are incumbent directors. Under the agreements, a Change of Control is defined as the occurrence of: (a) any person or entity directly or indirectly acquiring beneficial ownership of 50% or more of the total voting power represented by the Company's outstanding voting securities; (b) a merger or consolidation of the Company with any other corporation involving the transfer of securities representing 50% or more of the total voting power represented by the Company's outstanding securities immediately prior to such merger or consolidation; (c) the complete liquidation of the Company; (d) the sale or disposition by the Company of all or substantially all of the Company's assets; or (e) a change in the Board of Directors of the Company within a two-year period as a result of which fewer than a majority of the directors are Incumbent Directors. Incumbent Directors include directors as of the effective date of the agreement or a director who is appointed or nominated by the Board of Directors or its nominating committee and whose nomination or appointment is approved by the affirmative votes of at least a majority of the Incumbent Directors at the time of such appointment or nomination, not including an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company.

        The Company has entered into a form of change of control agreement with each of its executive officers who were hired by the Company after December 2000, other than Mr. Ampulski who entered into the change of control agreement described above. The agreements provide that if within three months prior to, upon or within twelve months following a Change of Control of the Company, such executive officer's employment is terminated as a result of Involuntary Termination, as defined in the agreement, such executive officer will be entitled to severance payments equal to the sum of either 50% or 100%, as specified in the agreement, of the executive officer's annual base salary in effect immediately prior to the date of Involuntary Termination and whichever of the following is applicable as of such date: (a) provided the executive officer has completed at least two fiscal years of employment with the Company, an amount equal to 50% or 100%, as specified in the agreement, of the average of the incentive bonuses actually earned by the executive officer for the two fiscal years prior to such Involuntary Termination, (b) provided the executive officer has completed at least one full fiscal year of employment with the Company but less than two full fiscal years of such employment, an amount equal to 50% or 100%, as specified in the agreement, of the annual incentive bonus actually earned by the executive officer for the fiscal year preceding the fiscal year of such Involuntary Termination, or (c) provided the executive officer has completed less than one full fiscal year of employment with the Company, an amount equal to 50% or 100%, as specified in the agreement, of the executive officer's target annual incentive bonus, if any. The agreements provide that such executive officers shall be entitled to receive accrued vacation to the date of such executive officer's Involuntary Termination and, for a period of up to twelve months after Involuntary Termination of the executive officer but ending upon commencement of new employment, the Company shall reimburse the executive officer for any COBRA premiums for continued group health insurance coverage. In the event of a Change of Control, the options to purchase Common Stock currently held by such executive officer shall become immediately exercisable and vested in full as of the date that is ten days prior to the Change of Control. The agreements further provide that in the event there has occurred within the twelve months prior to a termination of the executive officer's employment as a result of Involuntary Termination, a change in the board of directors of the Company as a result of which fewer than a majority of Directors are Incumbent Directors, as defined in the agreements, the executive officer shall be entitled to receive the severance benefits described above and the options currently held by such executive officer shall become immediately exercisable and vested in full as of the date of the Involuntary Termination. Under the agreements, a Change of Control is defined as the occurrence of: (a) any person or entity directly or indirectly acquiring beneficial ownership of 50% or more of the total voting power represented by the Company's outstanding voting securities; (b) a merger or consolidation of the Company with any other corporation involving the transfer of securities representing 50% or more of the total voting power represented by the Company's outstanding securities immediately prior to such merger or consolidation; (c) the complete liquidation of the Company; or (d) the sale or disposition by the Company of all or substantially all of the Company's assets, unless the Company remains an operating business and a going concern, and with respect to the acceleration of the executive officer's options, the Company continues such options in effect.

        Options granted under the Company's 1991 Stock Option Plan and 2001 Nonstatutory Stock Option Plan contain provisions pursuant to which unexercised options become immediately exercisable upon a "Transfer of Control" and terminate to the extent they are not exercised as of the consummation of the Transfer of Control. Both such plans define a Transfer of Control as: (a) the direct or indirect sale or exchange by the stockholders of the Company of all or substantially all of the stock of the Company where such stockholders do not retain at least a majority of the voting stock of the Company after such sale or exchange; (b) a merger or consolidation of the Company into or with another corporation as a result of which stockholders of the Company before such merger or consolidation shall own less than 50% of the voting securities of the surviving corporation; or (c) the sale of all or substantially all of the Company's assets. Under the 2001 Stock Option Plan, the Board of Directors has discretion to provide for acceleration of the vesting of any option in connection with a Change of Control, as defined in the plan, or such terms as the Board determines.

        Director Compensation For Last Fiscal Year.    The Company pays each of its outside directors $15,000 per year, plus an additional $1,000 for each Board and Committee meeting attended, as compensation for their services as members of the Board of Directors of the Company. An additional $500 is paid to each Committee Chairman for each committee meeting attended. During the fiscal year ended May 31, 2002, the Chairman of the Board of the Company received an additional $30,000 for his services to the Company in that capacity. In addition, the Company's 1996 Outside Directors Stock Option Plan (the "Directors Plan") provides for initial grants of options to purchase 10,000 shares of the Common Stock of the Company to non-employee directors at the fair market value on the date of grant. The Directors Plan further provides for the automatic annual grant of an additional option to purchase 2,000 shares of the Common Stock of the Company on the date of each annual meeting of stockholders after adoption of the plan to each non-employee director of the Company who remains a member of the Board of Directors of the Company. Mr. Myers, Mr. Heimbuck and Mr. Wright also received in fiscal 2002, $20,000 and $10,000 and $10,000, respectively, in consulting fees for services performed on the Special Committee of the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of July 31, 2002 with respect to the beneficial ownership of the Company's common stock by (a) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (b) each director of the Company, (c) each of the five most highly compensated executive officers, and (d) all current directors and executive officers as a group.

Name and Address of Beneficial Owners(1)	Number of Shares(2)	Percent(3)
Principal Stockholders
Tab Products Co. Tax Deferred Savings Plan and Trust 935 Lakeview Pkwy., Suite 195 Vernon Hills, IL 60061	676,824(4)	13.2%
Tab Products Co. Pension Plan and Trust 935 Lakeview Pkwy., Suite 195 Vernon Hills, IL 60061	48,600(5)	*
Steel Partners II, L.P. Warren G. Lichtenstein 150 East 52nd Street, 21st Floor New York, NY 10022	518,400(6)	10.1%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	419,800(7)	8.2%

ROI Capital Management, Inc., Mark T. Boyer and Mitchell J. Soboleski 17 E. Sir Francis Drake Boulevard, Suite 225 Larkspur, CA 94939	367,800(8)	7.2%
Phillip Ean Cohen, Hamilton Sorter Co., Inc., HS Morgan Corporation, HS Morgan Limited Partnership, Thaddeus S. Jaroszewicz, Watkins C. Johnston, Mark J. Dessy, MS TP Limited Partnership, MSTP, LLC, T Acquisition Co. and T Acquisition L.P. c/o Hamilton Sorter, Inc. 3158 Production Drive Fairfield, OH 45014	345,000(9)	6.7%
JANA Partners LLC 536 Pacific Avenue San Francisco, CA 94133	266,300(10)	5.2%
Directors and Executive Officers
Gary W. Ampulski	103,442(11)	2.0%
Kathryn S. Hanson	20,500(12)	*
Jeffrey A. Heimbuck	5,000(13)	*
Warren G. Lichtenstein	518,400(6)	10.1%
Jerry K. Myers	28,000(14)	*
Hans A. Wolf	201,174(15)	3.9%
David W. Wright	197,100(16)	3.8%
William Beattie	25,320(17)	*
Michael J. Nogle	11,404(18)	*
Carter M. Perez	23,855(19)	*
Thomas J. Rauscher	99,607(20)	1.9%
Directors and executive officers as a group (15 persons)	1,249,576(21)	23.1%

*
Less than 1%

(1)
Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. Unless otherwise indicated above, the principal business address of each executive officer and director of the Company is c/o Tab Products Co., 935 Lakeview Pkwy., Suite 195, Vernon Hills, Illinois 60061.

(2)
The number and percentage of shares beneficially owned are determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of July 31, 2002 through the exercise of any stock option or other right.

(3)
Calculated on the basis of 5,123,915 shares of common stock outstanding as of July 31, 2002, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2002 are deemed to be outstanding for the purpose of calculating that stockholder's percentage beneficial ownership.

(4)
Based on a monthly report dated July 31, 2002, prepared by the Charles Schwab Trust Company, the trustee of the Tab Products Co. Tax Deferred Savings Plan and Trust (the "401(k) Plan"). All of the shares owned by the 401(k) Plan are allocated among the accounts of the 401(k) Plan participants. Pursuant to the 401(k) Plan, each participant is entitled to direct the trustee with respect to all voting shares allocated to his or her account.

(5)
Based on a monthly report dated July 2002, prepared by the Wells Fargo Bank, N.A., the trustee of the Tab Products Co. Pension Plan and Trust (the "Pension Plan"). Pursuant to the Pension Plan Trust Agreement, the shares held in the Pension Plan shall be voted by the trustee according to written directions it has received from the Employee Benefits Committee.

(6)
Based solely on Amendment No. 4 to Schedule 13D filed by Steel Partners II, L.P. and Warren G. Lichtenstein on August 14, 2002, and includes 515,900 shares of the Company's common stock reported to be beneficially owned by Steel Partners II, L.P. and Mr. Lichtenstein and 2,500 shares that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Mr. Lichtenstein reported having sole dispositive and sole voting power with respect to these shares by virtue of his authority to vote and dispose of them as the sole executive officer and managing member of Steel Partners II, L.P.

(7)
Based solely on information contained in Amendment No. 1 to Schedule 13G filed February 12, 2002, and includes 419,800 shares of the Company's common stock reported to be held by Dimensional Fund Advisors Inc. but which are owned by certain investment companies, trusts and accounts for which Dimensional Fund Advisors serves as investment advisor or manager. Dimensional Fund Advisors disclaims beneficial ownership of these shares.

(8)
Based solely on information contained in Amendment No. 4 to Schedule 13G filed February 15, 2002, and includes 367,800 shares of the Company's common stock reported to be held by ROI Capital Management, Inc., Mark T. Boyer and Mitchell J. Soboleski.

(9)
Based solely on Amendment No. 17 to Schedule 13D filed July 31, 2002, and includes 338,900 shares of the Company's common stock beneficially owned by each of Phillip Ean Cohen, Hamilton Sorter Co., Inc., HS Morgan Corporation, HS Morgan Limited Partnership, MS TP Limited Partnership, MSTP, LLC, T Acquisition Co. and T. Acquisition L.P., 100 shares beneficially owned by Thaddeus S. Jaroszewicz, 1,000 shares beneficially owned by Watkins C. Johnston and 5,000 shares beneficially owned by Mark J. Dessy. In addition, this number of shares does not include 915,545 shares of TAB's common stock and options to acquire 405,000 shares of TAB's common stock that are subject to the support/voting agreements described above under "Voting Agreements." T Acquisition L.P. disclaims that it beneficially owns the shares that are subject to these support/voting agreements.

(10)
Based solely on information contained in the Schedule 13D filed October 25, 2001, and includes 266,300 shares of the Company's common stock reported to be beneficially owned by JANA Partners LLC.

(11)
Includes 65,000 shares that may be acquired upon the exercise of options that are presently exercisable, 5,400 shares held by Mr. Ampulski's wife, 1,500 shares held by Mr. Ampulski's stepson and 500 shares held by Mr. Ampulski's granddaughter. Also, includes 8,842 shares allocated to Mr. Ampulski's account under the 401(k) Plan as of July 31, 2002, based on a recent monthly report prepared by the recordkeeper under the 401(k) Plan. Mr. Ampulski may direct the trustee of the 401(k) Plan with respect to the voting of these shares as described in footnote 4 above. These shares are also included in the number of shares shown as owned by Tab Products Co. Tax Deferred Savings Plan and Trust.

(12)
Includes 18,000 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002.

(13)
Consists solely of 5,000 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002.

(14)
Includes 18,000 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002.

(15)
Includes 42,874 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002.

(16)
The shares attributed to Mr. Wright include 169,500 shares of the Company's common stock beneficially owned by Henry Partners L.P., 25,100 shares of the Company's common stock beneficially owned by Matthew Partners L.P. and 2,500 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Mr. Wright is the President and managing member of Canine Partners, LLC, the general partner of Henry Investment Trust, L.P., the general partner of, and investment advisor to, Henry Partners, L.P. and Matthew Partners, L.P. He has sole dispositive and sole voting power with respect to the shares of the Company's common stock held by Henry Partners, L.P. and Matthew Partners, L.P.

(17)
Includes 24,820 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002.

(18)
Includes 9,375 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Also includes 1,429 shares allocated to Mr. Nogle's account under the 401(k) Plan as of July 31, 2002, based on recent monthly report prepared by the recordkeeper under the 401(k) Plan. Mr. Nogle may direct the trustee of the 401(k) Plan with respect to the voting of these shares as described in footnote 4 above. These shares are also included in the number of shares shown as owned by Tab Products Co. Tax Deferred Savings Plan and Trust.

(19)
Includes 12,722 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Also includes 2,907 shares allocated to Mr. Perez's account under the 401(k) Plan as of July 31, 2002, based on a recent monthly report prepared by the recordkeeper under the 401(k) Plan. Mr. Perez may direct the trustee of the 401(k) Plan with respect to the voting of these shares as described in footnote 4 above. These shares are also included in the number of shares shown as owned by Tab Products Co. Tax Deferred Savings Plan and Trust.

(20)
Includes 79,640 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Also includes 4,667 shares allocated to Mr. Rauscher's account under the 401(k) Plan as of July 31, 2002, based upon a recent monthly report prepared by the recordkeeper under the 401(k) Plan. Mr. Rauscher may direct the trustee of the 401(k) Plan with respect to the voting of these shares as described in footnote 4 above. These shares are also included in the number of shares shown as owned by Tab Products Co. Tax Deferred Savings Plan and Trust.

(21)
Includes 287,931 shares that may be acquired upon the exercise of options that are presently exercisable or that will become exercisable within 60 days of July 31, 2002. Also includes 22,319 shares allocated to individual executive officer's accounts under the 401(k) Plan as of July 31, 2002, based upon a recent monthly report prepared by the recordkeeper under the 401(k) Plan. These executive officers may direct the trustee of the 401(k) Plan with respect to the voting of these shares as described in footnote 4 above. These shares are also included in the number of shares shown as owned by Tab Products Co. Tax Deferred Savings Plan and Trust.

        Equity Compensation Plan Information.    The following table summarizes share and exercise price information for the Company's equity compensation plans as of May 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	419,750	$4.73	300,000
Equity compensation plans not approved by security holders	378,000	$2.61	93,000

Total	797,750	N/A	393,000

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Certain Relationships and Related Transactions.    Pursuant to the employment agreement between the Company and Gary W. Ampulski described above in "Employment Contracts and Termination of Employment and Change of Control Arrangements," in March 2001, the Company loaned Mr. Ampulski the principal sum of $139,503 to enable him to repay the outstanding balance of a loan payable to his former employer. The loan is secured by Mr. Ampulski's home; it bears interest at the rate of 4.3% per annum and principal and interest payments will be made through payroll deductions on a semi-monthly basis beginning March 15, 2001 and ending February 28, 2004.

        In October 1999, the Company implemented a Stock Purchase and Stock Bonus Program ("Program") with certain executive officers and key employees of the Company. Each participating employee borrowed funds from the Company to acquire a specified number of common shares. In addition, an equivalent number of shares of Common Stock was granted to each individual as a restricted stock bonus. The restricted stock bonus vests after three years if the participant remains employed by the Company throughout that period. The note and accrued interest will be forgiven after three years if the participant continues employment with the Company throughout that period. If the participant ceases to be employed by the Company during the three year period after acquiring the Program shares, the participant will forfeit to the Company the shares granted as a restricted stock bonus and the note accelerates and becomes payable in full. The Company issued an aggregate of 207,500 shares of treasury stock under the Program. Under the Program, all of such shares are held by the Company as collateral to secure the notes receivable. As of May 31, 2002, executive officers held an aggregate of 11,250 shares issued as restricted stock, restricted bonuses and 11,250 shares purchased with promissory notes. A total of 177,500 shares subject to the Program have been reacquired by the Company on termination of employment of participants.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.
The following documents are filed as part of this report:

  1.    Consolidated Financial Statements

  2.    Consolidated Financial Statement Schedule

Schedule for the three years ended May 31, 2002:
Schedule II Valuation and Qualifying Accounts	68

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3.    Exhibits

        See Index to Exhibits on pages 36 to 39. The Exhibits listed in the accompanying Index are referenced as part of this report.

B.
Reports on Form 8-K:

        None.

EXHIBITS:
2.1	Merger Agreement Among T Acquisition L.P., T Acquisition Co. and the Company dated July 29, 2002 (Exhibit 2 filed with Form 8-K dated July 29, 2002)(2)
3.1	Certificate of Incorporation (Exhibit 3.1 of 1993 Form 10-K)(2)
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (Exhibit 3.2 filed with Form 10-Q for the quarter ended November 30, 1996)(2)
3.4	Third Amended and Restated Bylaws of the Company dated September 10, 2001 (Exhibit 3.5 of Form 8-K/A dated September 19, 2001)(2)

4.1
Form of Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(Exhibit 1 of Form 8-K dated October 17, 1996)(2)
4.2
Amendment No. 1 to Rights Agreement between the Company and Mellon Investor Services L.L.C. (f/k/a ChaseMellon Shareholder Services L.L.C.) dated September 10, 2001 (Exhibit 99.4 of Form 8-K/A dated September 13, 2001)(2)
4.3
Amendment No. 2 to Rights Agreement between the Company and Mellon Investor Services L.L.C (f/k/a ChaseMellon Shareholder Services L.L.C.) dated July 29, 2002 (Exhibit 4 filed with Form 8-K dated July 29, 2002)(2)
10.1	1991 Stock Option Plan (Exhibit 10.1 of the 1991 Form 10-K)(1)(2)
10.2	Note Agreement of Tab Products Co. dated as of March 20, 1992 in the aggregate principal amount of $15,000,000 (Exhibit 10.5 of the 1992 Form 10-K)(2)
10.3	Amendment dated July 27, 1993 to Note Agreement of Tab Products Co. dated as of March 20, 1992 (Exhibit 10.16 filed with the 1993 Form 10-K)(2)
10.4	Note Agreement of Tab Products Co. dated October 7, 1993 (Exhibit 10.20 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
10.5	Letter dated October 7, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with Form 10-Q for the quarter ended August 31, 1993)(2)
10.6	Letter dated October 27, 1993 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.27 filed with the 1994 Form 10-K)(2)
10.7	Letter dated June 15, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.32 filed with the 1995 Form 10-K)(2)
10.8	Letter dated July 21, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.33 filed with the 1995 Form 10-K)(2)
10.9	Letter dated December 13, 1995 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.35 filed with Form 10-Q for the quarter ended November 30, 1995)(2)
10.10	Letter dated August 20, 1996 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.37 filed with the 1996 Form 10-K)(2)
10.11	Form of Indemnity Agreement between the Company and each of its Executive Officers and Directors (Exhibit 10.38 filed with Form 10-Q for the quarter ended November 30, 1996)(1)(2)
10.12	Outside Directors' Option Plan and Agreement (Exhibit 10.41 filed with Form 10-Q for the quarter ended November 30, 1996)(1)(2)
10.13	Employment Agreement between the Company and Philip C. Kantz (Exhibit 10.42 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
10.14	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.43 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)

10.15	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.44 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
10.16	Non-qualified Stock Option Agreement between the Company and Philip C. Kantz (Exhibit 10.45 filed with Form 10-Q for the quarter ended February 28, 1997)(1)(2)
10.17	Bank of America Business Loan Agreement dated November 1, 1998 (Exhibit 10.1 filed with form 10-Q for the quarter ended November 30, 1998)(2)
10.18	Lease Agreement dated January 29, 1999 (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 28, 1999)(2)
10.19	Letter dated May 28, 1999 amending the Prudential Note Agreement dated March 20, 1992 (Exhibit 10.21 filed with 1999 Form 10-K)(2)
10.20	Bank of America Amendment No.1 dated May 31, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.22 filed with 1999 Form 10-K)(2)
10.21	Bank of America Amendment No.2 dated May 31, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.23 filed with 1999 Form 10-K)(2)
10.22	Form of Change of Control Agreement between the Company and certain Executive Officers hired before January 1, 2001 (Exhibit 10.24 filed with 1999 Form 10-K)(2)
10.25	Sale of Field Service Group as reported on Form 8-K/A (filed July 30, 1999)(2)
10.26
Form of Tab Products Co. Stock Purchase Agreement relating to the Leveraged Stock Purchase Program between the Company and certain executive officers and key employees (Exhibit 10.1 filed with Form 10-Q for the quarter ended November 30, 1999)(1)(2)
10.27	Bank of America Amendment No. 3 dated September 24, 1999 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.2 filed with Form 10-Q for the quarter ended November 30, 1999)(2)
10.28	Bank of America Amendment No. 4 dated January 13, 2000 to Business Loan Agreement dated November 30, 1998 (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 29, 2000)(2)
10.29	Bank of America Amendment No. 5 dated April 10, 2000 to Business Loan Agreement dated November 1, 1998 (Exhibit 10.29 filed with 2000 Form 10-K)(2)
10.30	Confidential Retirement Agreement and General Release of Claims between Philip C. Kantz and Tab Products Co. (Exhibit 10.30 filed with 2000 Form 10-K)(1)(2)
10.31	Business Loan Agreement between Comerica Bank-California and Tab Products Co. dated November 21, 2000 (Exhibit 10.1 filed with Form 10-Q for the quarter ended November 30, 2000)(2)
10.32	Employment Agreement between the Company and Gary W. Ampulski (Exhibit 10.1 filed with Form 10-Q for the quarter ended February 28, 2001)(1)(2)
10.33	Change of Control Agreement between the Company and Gary W. Ampulski (Exhibit 10.2 filed with Form 10-Q for the quarter ended February 28, 2001)(1)(2)
10.34	Form of Change of Control Agreement for Executive Officers hired after January 1, 2001 (Exhibit 10.34 filed with 2001 Form 10-K)(1)(2)

10.35	Letter Agreement amending the Employment Agreement between the Company and Gary W. Ampulski, dated May 30, 2001 (Exhibit 10.35 filed with 2001 Form 10-K)(1)(2)
10.36	Promissory Note between the Company and Gary W. Ampulski, dated March 1, 2001 (Exhibit 10.36 filed with 2001 Form 10-K)(2)
10.37	Non-Qualified Stock Option Agreement between the Company and Gary W. Ampulski dated December 14, 2000 (Exhibit 10.37 filed with 2001 Form 10-K)(1)(2)
10.38	2001 Nonstatutory Stock Option Plan and Form of Agreement (Exhibit 10.38 filed with 2001 Form 10-K)(1)(2)
10.39	Modification to Business Loan Agreement dated August 21, 2001 from Comerica Bank (Exhibit 10.1 filed with Form 10-Q for the quarter ended August 31, 2001)(2)
10.40
Agreement, made as of September 10, 2001, by and among the Company, a Delaware corporation, Steel Partners II, L.P., a Delaware limited partnership, Steel Partners L.L.C., a Delaware limited liability company, Steel Partners Services, Ltd., a Delaware corporation, and Warren G. Lichtenstein, a natural person and citizen of the United States of America (Exhibit 99.1 filed with Form 8-K dated September 11, 2001)(2)
10.41
Agreement, made as of September 10, 2001, by and among the Company, a Delaware corporation, Henry Partners, L.P., a Delaware limited partnership, Matthew Partners, L.P., a Delaware limited partnership, and David W. Wright, a natural person and citizen of the United States of America (Exhibit 99.2 filed with Form 8-K dated September 11, 2001)(2)
10.42	Modification to Business Loan Agreement between Comerica Bank and the Company dated November 16, 2001 (Exhibit 10.1 filed with Form 10-Q for the quarter ended November 30, 2001)(2)
10.43	Loan Revision / Extension Agreement between the Company and Comerica Bank dated November 16, 2001 (Exhibit 10.2 filed with Form 10-Q for the quarter ended November 30, 2001)(2)
10.44	2001 Stock Option Plan(1)
21.1	Subsidiaries
23.1	Independent Auditors' Consent
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Compensatory Plan or Arrangement

(2)
Incorporated by reference from the noted previously filed document.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vernon Hills, in the State of Illinois, on this 27th day of August, 2002.

TAB PRODUCTS CO.
/s/ GARY W. AMPULSKI Gary W. Ampulski President & Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ GARY W. AMPULSKI Gary W. Ampulski, President and Chief Executive Officer	August 27, 2002
/s/ DONALD J. HOTZ Donald J. Hotz, Vice President, Chief Financial Officer and Treasurer	August 27, 2002
/s/ ROBERT J. CRECCA Robert J. Crecca, Corporate Controller, Chief Accounting Officer and Asst. Secretary	August 27, 2002
/s/ HANS A. WOLF Hans A. Wolf, Chairman of the Board	August 27, 2002
/s/ KATHRYN S. HANSON Kathryn S. Hanson, Director	August 27, 2002
/s/ JEFFREY A. HEIMBUCK Jeffrey A. Heimbuck, Director	August 27, 2002
/s/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein, Director	August 27, 2002
/s/ JERRY K. MYERS Jerry K. Myers, Director	August 27, 2002
/s/ DAVID W. WRIGHT David W. Wright, Director	August 27, 2002

TAB PRODUCTS CO.

CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FORM 10-K ITEM 14

FISCAL YEARS ENDED MAY 31, 2002, 2001 AND 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
    of Tab Products Co.:

        We have audited the accompanying consolidated balance sheets of Tab Products Co. and its subsidiaries (the "Company") as of May 31, 2002 and 2001 and the related consolidated statements of operations, of stockholders' equity, and of cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule of the Company for each of the three years in the period ended May 31, 2002 listed in Item 14A. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tab Products Co. and its subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information shown therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
July 1, 2002
(July 29, 2002 as to Notes 1 and 19)

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31
	2002	2001	2000
Revenues	$103,947,000	$118,522,000	$130,568,000
Operating costs and expenses:
Cost of revenues	64,630,000	74,442,000	80,590,000
Selling, general and administrative	44,731,000	63,351,000	61,686,000

Total operating costs and expenses	109,361,000	137,793,000	142,276,000

Operating loss	(5,414,000)	(19,271,000)	(11,708,000)
Gain on sale of business unit	—	—	13,794,000
Gain on sale of property	—	1,119,000	12,919,000
Interest and other, net	133,000	(214,000)	(159,000)

(Loss) earnings before income taxes	(5,281,000)	(18,366,000)	14,846,000
(Benefit) provision for income taxes	(1,891,000)	(6,612,000)	6,272,000

Net (loss) earnings before cumulative effect of a change in accounting principle	(3,390,000)	(11,754,000)	8,574,000
Cumulative effect of a change in accounting principle	—	(330,000)	—

Net (loss) earnings	$(3,390,000)	$(12,084,000)	$8,574,000

(Loss) earnings per share
Basic net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.66)	$(2.28)	$1.67
Cumulative effect of a change in accounting principle	—	(0.06)	—

Basic net (loss) earnings per share	$(0.66)	$(2.34)	$1.67

Shares used in computing basic net (loss) earnings per share	5,148,000	5,173,000	5,140,000
Diluted net (loss) earnings per share before cumulative effect of a change in accounting principle	$(0.66)	$(2.28)	$1.67
Cumulative effect of a change in accounting principle	—	(0.06)	—

Diluted net (loss) earnings per share	$(0.66)	$(2.34)	$1.67

Shares used in computing diluted net (loss) earnings per share	5,148,000	5,173,000	5,142,000

See accompanying Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED BALANCE SHEETS

	May 31
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,836,000	$5,872,000
Short-term investments	2,313,000	2,965,000
Accounts receivable, less allowances for doubtful accounts of $867,000 and $889,000	15,657,000	23,507,000
Inventories	4,667,000	5,104,000
Income tax receivable	2,809,000	4,764,000
Deferred income taxes	1,927,000	3,002,000
Prepaid expenses	1,144,000	1,548,000

Total current assets	37,353,000	46,762,000
Property, plant and equipment, net	5,975,000	7,516,000
Goodwill, net	2,510,000	2,643,000
Deferred pension asset	—	3,134,000
Deferred income taxes and other assets	4,311,000	2,102,000

Total assets	$50,149,000	$62,157,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,217,000	$10,816,000
Compensation payable	1,738,000	2,290,000
Other accrued liabilities	5,088,000	7,277,000

Total current liabilities	14,043,000	20,383,000

Other noncurrent liabilities	2,003,000	1,271,000

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.01 par value, authorized—500,000 shares, issued—none	—	—
Common stock, $.01 par value, authorized—25,000,000 shares, Issued—2002—7,802,384 shares, 2001—7,742,137 shares	78,000	77,000
Additional paid-in capital	15,662,000	15,236,000
Stock subscriptions—notes receivable	(198,000)	(397,000)
Retained earnings	54,584,000	57,974,000
Treasury stock, 2002—2,678,469 and 2001—2,535,969 shares	(32,452,000)	(31,597,000)
Accumulated other comprehensive loss:
Minimum pension liability	(2,920,000)	—
Translation adjustment	(651,000)	(790,000)

Total stockholders' equity	34,103,000	40,503,000

Total liabilities and stockholders' equity	$50,149,000	$62,157,000

See accompanying Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
				Stock Subscriptions- Notes Receivable			Accumulated Other Comprehensive Income (Loss)
	Number of Shares Outstanding	Amount	Additional Paid-in Capital		Retained Earnings	Treasury Stock		Total Comprehensive Income (Loss)
Balances, June 1, 1999	5,027,689	$76,000	$15,255,000		$63,031,000	$(32,320,000)	$(2,914,000)	$166,000

Net earnings					8,574,000			$8,574,000
Dividends, $.20 per share					(1,032,000)
Minimum pension liability adjustment (net of $1,738,000 tax)							2,381,000	2,381,000
Translation adjustment (net of $134,000 tax)							(184,000)	(184,000)
Stock options exercised and tax benefit on disqualified common stock dispositions	5,000		30,000
Sale of treasury stock	207,500		1,000	$(1,374,000)		1,374,000
Common stock repurchases	(33,100)					(218,000)

Balances, May 31, 2000	5,207,089	76,000	15,286,000	(1,374,000)	70,573,000	(31,164,000)	(717,000)	$10,771,000

Net loss					(12,084,000)			$(12,084,000)
Dividends, $.10 per share					(515,000)
Adjust treasury stock to average cost			(1,211,000)			1,211,000
Translation adjustment (net of $41,000 tax)							(73,000)	(73,000)
Common stock issued to Tax Deferred Savings Plan	146,579	1,000	290,000			194,000
Cancellation of stock subscription	(147,500)		861,000	977,000		(1,838,000)
Warrant issued			10,000

Balances, May 31, 2001	5,206,168	77,000	15,236,000	(397,000)	57,974,000	(31,597,000)	(790,000)	$(12,157,000)

Net loss					(3,390,000)			$(3,390,000)
Translation adjustment (net of $77,000 tax)							139,000	139,000
Minimum pension liability adjustment (net of $1,784,000 tax)							(2,920,000)	(2,920,000)
Common stock issued to Tax Deferred Savings Plan	60,247	1,000	251,000
Common stock repurchases	(112,500)					(481,000)
Cancellation of stock subscription	(30,000)		175,000	199,000		(374,000)

Balances, May 31, 2002	5,123,915	$78,000	$15,662,000	$(198,000)	$54,584,000	$(32,452,000)	$(3,571,000)	$(6,171,000)

See accompanying Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended May 31
	2002	2001	2000
OPERATING ACTIVITIES
Net (loss) earnings	$(3,390,000)	$(12,084,000)	$8,574,000
Cumulative effect of a change in accounting principle	—	330,000	—
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	2,724,000	9,170,000	4,006,000
Deferred income taxes	392,000	(2,518,000)	(904,000)
Gain on sale of business unit	—	—	(7,967,000)
Gain on sale of property	—	(1,119,000)	(7,462,000)
Issuance of common stock to Tax Deferred Savings Plan	252,000	495,000	—
Other	28,000	(17,000)	159,000
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	7,850,000	4,935,000	(3,411,000)
Inventories	437,000	2,316,000	(319,000)
Income tax receivable	1,955,000	(4,764,000)	—
Prepaid expenses	404,000	13,000	480,000
Deferred pension asset	214,000	(1,346,000)	(1,788,000)
Deferred taxes and other assets	(1,526,000)	228,000	3,443,000
Accounts payable	(3,599,000)	792,000	2,170,000
Compensation payable	(552,000)	(508,000)	731,000
Other accrued liabilities	(1,457,000)	1,161,000	(10,976,000)

Net cash flows from operating activities	3,732,000	(2,916,000)	(13,264,000)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,110,000)	(1,536,000)	(2,865,000)
Purchase of operating assets of Docucon, Inc.	—	—	(5,330,000)
Sale of property	—	2,900,000	17,803,000
Sale of business unit	—	—	13,405,000
Sale of other property, plant and equipment	32,000	83,000	78,000
Purchases of short-term investments	(2,514,000)	(5,997,000)	(7,006,000)
Sales of short-term investments	3,166,000	8,202,000	4,777,000

Net cash flows from investing activities	(426,000)	3,652,000	20,862,000

FINANCING ACTIVITIES
Repayment of debt	—	—	(7,390,000)
Issuance of common stock	—	—	31,000
Purchase of treasury stock	(481,000)	—	(218,000)
Dividends paid	—	(515,000)	(1,032,000)

Net cash flows from financing activities	(481,000)	(515,000)	(8,609,000)

Effect of exchange rate changes on cash	139,000	(73,000)	(237,000)

Increase (decrease) in cash and cash equivalents	2,964,000	148,000	(1,248,000)
Cash and cash equivalents at beginning of year	5,872,000	5,724,000	6,972,000

Cash and cash equivalents at end of year	$8,836,000	$5,872,000	$5,724,000

See accompanying Notes to Consolidated Financial Statements.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business and Summary of Significant Accounting Policies

        Description of business—The Company operates in a single industry that manufactures and markets document management solutions, including services and products. The Company sells its offerings to, among other entities, government, insurance, finance and healthcare organizations. The Company was incorporated in February 1954, and subsequently reorganized as a corporation under Delaware law in September 1986.

        As of July 29, 2002, the Company entered into a Merger Agreement with T Acquisition Co. and T Acquisition L.P., affiliates of HS Morgan Limited Partnership, pursuant to which T Acquisition Co. will merge with and into the Company. Under the terms of the Merger Agreement, each share of the Company's common stock will be converted into the right to receive $5.85 per share in cash, or total consideration of approximately $34 million, including outstanding stock options. The merger is expected to close in the fourth calendar quarter of 2002. Consummation of the transaction is subject to the approval of the Company's stockholders, receipt of all necessary regulatory approvals, the buyer entering into definitive financing agreements and certain other conditions. The Merger Agreement was filed on July 29, 2002 as an exhibit to a Current Report on Form 8-K.

        The Company's business strategy is to provide significant expertise in the records management market, while offering services and products that provide complete solutions. The Company markets to its customers through multiple channels of distribution to achieve broad market coverage for all sized accounts, in the U.S., Canada, Europe and Australia. The Company has manufacturing facilities in the U.S. and Canada. Approximately 76% of the Company's revenue comes from the U.S. operation and 24% comes from the international businesses.

        The Company provides complete solutions that enable its customers to better organize, control and access their critical documents. By leveraging its 50 years of expertise in managing paper records and files, the Company can also effectively support those clients who wish to integrate their paper-based systems into emerging technologies.

        The Company's principal products and services include:

    1)
    Filing Systems and Supplies

    2)
    Document Management Software

    3)
    Multimedia Storage & Furniture

    4)
    Professional Consulting Services

    5)
    Imaging Services

    6)
    OEM Products

        The Company's products are marketed in the United States, Canada, Europe and Australia through its sales branches, independent sales offices and distributors ("Channel Partners"), and telesales groups. The Company utilizes multiple distribution channels to achieve the broadest market coverage for small, mid- and large-sized customers. The Company also uses inbound and outbound telesales in addition to catalogs to reach its customer base. The benefits provided by the direct sales organization are its national coverage, sales control and low variable costs. The benefits of the independent dealers are their speed to market and low fixed cost.

        The Company recently expanded its telesales organization to reach customers that cannot be cost-effectively served by the Company's direct sales force or Channel Partners. The benefits of this channel include low fixed and variable costs and the ability of service remote or widely distributed customers.

        The Company is developing the Internet as an additional channel. This will include expanding web site capabilities to offer its user base a larger range of online ordering and service opportunities.

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

        Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates. Such estimates include the allowance for doubtful accounts, restructuring reserves, inventory reserves and recoverability of deferred tax assets.

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

        Cash and Cash Equivalents include highly liquid investments purchased with an original maturity of three months or less.

        Short-term Investments represent debt securities, which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, if material, are recorded as a separate component of stockholders' equity until realized. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may occur prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

        Inventories are valued at the lower of cost or market. Cost of merchandise inventories purchased for resale is determined on the last-in, first-out ("LIFO") method for domestic inventories, which was approximately $0.5 million and $0.7 million at May 31, 2002 and May 31, 2001, respectively. Cost of the remainder of the inventories is determined on the first-in, first-out ("FIFO") method. Costs included in inventories consist of materials, labor and manufacturing overhead, which are related to the purchase and production of inventories.

        Property, Plant and Equipment, including significant improvements to existing facilities, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, which are as follows: Land improvements 10-30 years; buildings 20-50 years; machinery and equipment 3-15 years; furniture and fixtures 3-10 years. Leasehold improvements are depreciated over the shorter of their useful lives or the term of the lease. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on projected undiscounted cash flows associated with the affected assets. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques. Expenditures for renewals, replacements and improvements are capitalized. Maintenance and repairs are charged to operating expenses as incurred.

        Goodwill represents the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Goodwill is amortized on a straight-line basis over periods not exceeding 25 years. Goodwill amortization amounted to $150,000, $4,832,000 and $259,000 in fiscal 2002, 2001 and 2000, respectively. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. At May 31, 2001 the Company wrote-off the remaining goodwill from the acquisition of its imaging services subsidiary in the amount of $3.7 million due to its impairment. Such impairment write-off is included in the goodwill amortization for fiscal 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company will cease amortization of goodwill as of June 1, 2002.

        Revenue Recognition—Revenues on product sales are recognized upon product shipment when risk of loss and title transfer, except mobile filing equipment. Revenue related to mobile filing equipment requiring installation is recognized upon completion of such installation. Revenue related to professional services is recognized upon completion of such services. Imaging services revenues are recognized on a percentage of completion method. Equipment service and software support contract revenues are recognized ratably over the contractual period or as the services are performed.

        Shipping and Handling Fees and Costs—In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and the classification of shipping and handling costs to be disclosed in the notes to the consolidated financial statements if they are not classified as cost of sales. The Company includes shipping and handling fees billed to customers in revenues, net of the related shipping and handling costs. Shipping and handling costs included as a reduction to revenues totaled $4.7 million, $5.4 million and $6.8 million for fiscal 2002, 2001 and 2000, respectively.

        Treasury Stock—Shares of the Company that are repurchased are treated as Treasury stock and are accounted for under the cost method.

        Research and Development Costs—The Company's research and development activities are primarily related to the development of new products and services in the document management area and the improvement of existing products in the mobile storage, high-speed mailing, forms handling equipment and furniture areas. Expenditures for research and development were $0.5 million, $0.7 million and $0.9 million in fiscal 2002, 2001 and 2000, respectively.

        Income Taxes—Deferred income taxes are provided for temporary differences between financial statements and income tax reporting, in accordance with SFAS No. 109, "Accounting for Income Taxes."

        Stock-based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

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

        Reclassifications—Certain reclassifications have been made to the fiscal 2001 and 2000 financial statements to conform to the fiscal 2002 presentation.

        Recently Issued Accounting Pronouncements—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activites." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133 on June 1, 2001. The adoption of SFAS No. 133 did not have a material impact on its financial position, results of operations or cash flows.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and was effective the first fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101.

        After evaluation of the Company's revenue recognition policies compared to the guidance in SAB No. 101, the Company changed its accounting policy for revenue from mobile file storage equipment. Adoption of the change in accounting in fiscal 2001 resulted in revenue being recorded only after installation of the equipment on customer premises rather than upon shipment, thus postponing revenue recognition by an average of two months. The cumulative effect of a change in accounting principle was $0.3 million.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted SFAS No. 141 for business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Asset" which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on June 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company evaluated goodwill under the SFAS No. 142 transitional impairment test and has determined that there will not be an impairment loss.

        The Company will adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective June 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). Although the Company has not completed its assessment, it does not expect the adoption of SFAS No. 144 to have a material effect on the consolidated financial position or results of operations of the Company.

2.    Short-Term Investments

        The Company's short-term investments have been classified as available-for-sale securities. The fair value of available-for-sale securities at May 31, 2002 and May 31, 2001 are presented below. Available-for-sale securities are classified as current assets and generally mature within three months. The amortized cost of the investment securities approximates fair market value and unrealized holding gains and losses were not material for any periods presented.

	May 31
	2002	2001
Corporate obligations	$1,105,000	$2,269,000
U.S. Government obligations	1,208,000	696,000

	$2,313,000	$2,965,000

3.    Inventories

	May 31
	2002	2001
Raw materials	$2,867,000	$3,389,000
Work in process	348,000	272,000
Finished goods	1,697,000	1,821,000
LIFO reserve	(245,000)	(378,000)

	$4,667,000	$5,104,000

        The change in the LIFO inventory reserve increased earnings before income taxes by $133,000 and $140,000 in fiscal 2002 and 2001, respectively and decreased earnings before income taxes by $42,000 in fiscal 2000.

4.    Property, Plant and Equipment

	May 31
	2002	2001
Land and improvements	$366,000	$366,000
Buildings and improvements	7,001,000	6,985,000
Machinery and equipment	16,753,000	17,308,000
Furniture and fixtures	9,324,000	9,300,000
Leasehold improvements	458,000	473,000

	33,902,000	34,432,000
Accumulated depreciation	(27,927,000)	(26,916,000)

	$5,975,000	$7,516,000

5.    Long-Term Debt and Revolving Line of Credit

        The Company had no long-term debt outstanding as of May 31, 2002 and May 31, 2001.

        As of May 31, 2002, the Company has a secured revolving line of credit of $5 million with a bank that will expire on October 31, 2002. In connection with the line of credit, the Company granted to the bank a continuing security interest in all accounts receivable, inventory, equipment and intangibles. Borrowings are available at the prime rate plus one-half percent. The Company had no borrowings outstanding under this line as of May 31, 2002. Under the line of credit, the Company must maintain certain financial covenants including a minimum level of tangible net worth, a minimum quick asset ratio and a minimum ratio of total liabilities to tangible net worth. The Company was in compliance with all of the financial covenants at May 31, 2002.

        The Company's Australian subsidiary has a $169,000 overdraft facility with a bank and has granted to the bank a security interest in all of its assets. Borrowings are available at the bank's reference rate plus margin plus 4%. There were no borrowings outstanding under this facility at May 31, 2002.

        Cash paid for interest which approximates interest expense was $14,000, $20,000 and $615,000 for fiscal 2002, 2001 and 2000, respectively. Interest paid includes the commitment fee on the Company's line of credit in the amounts of $13,000, $11,000 and $56,000 for fiscal 2002, 2001 and 2000, respectively.

6.    Other Accrued Liabilities

	May 31
	2002	2001
Payroll and related benefits	$2,195,000	$2,253,000
Amount due to independent sales reps	1,013,000	1,555,000
Other	1,880,000	3,469,000

	$5,088,000	$7,277,000

7.    Income Taxes

        The (benefit) provision for income taxes is comprised of the following:

	Year Ended May 31
	2002	2001	2000
Current:
Federal	$(2,376,000)	$(4,566,000)	$4,970,000
State	(90,000)	—	1,480,000
Foreign	183,000	472,000	726,000

	$(2,283,000)	(4,094,000)	7,176,000

Deferred:
Federal	306,000	(1,392,000)	(711,000)
State	49,000	(1,156,000)	(176,000)
Foreign	37,000	30,000	(17,000)

	392,000	(2,518,000)	(904,000)

	$(1,891,000)	$(6,612,000)	$6,272,000

        The reconciliation between the Federal statutory rate and the Company's effective tax rate is as follows:

	2002	2001	2000
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5	4.1	4.8
Non-deductible goodwill	(1.3)	(0.4)	0.6
Foreign taxes	(0.4)	0.4	1.6
Other	2.0	(3.1)	0.2

Effective tax rate	35.8%	36.0%	42.2%

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax assets and liabilities are as follows:

	May 31
	2002	2001
Deferred tax assets
Post-retirement benefit obligation	$544,000	$517,000
Reserves not currently deductible	1,158,000	1,355,000
Vacation accrual	329,000	340,000
Allowance for doubtful accounts	330,000	402,000
Pension benefit	267,000	—
Unrealized foreign exchange losses	651,000	790,000
Goodwill	1,726,000	1,869,000
Differences between book and tax basis of property	200,000	58,000
Net operating loss carryforward:
Federal	65,000	383,000
State	968,000	863,000
AMT and foreign tax credit carryforward	475,000	—
Valuation allowance	(120,000)	—
Other	128,000	—

	6,721,000	6,577,000

Deferred tax liabilities
Pension obligation	—	(1,273,000)
Other	(674,000)	(448,000)

	(674,000)	(1,721,000)

Net deferred tax assets	$6,047,000	$4,856,000

	May 31
	2002	2001
Net deferred tax assets comprised the following:
Current assets	$1,927,000	$3,002,000
Non-current assets	4,240,000	1,854,000
Valuation allowance	(120,000)	—

Net deferred tax assets	$6,047,000	$4,856,000

        The Company has not provided for income taxes on undistributed earnings of certain foreign subsidiaries, which the Company intends to reinvest indefinitely. The Company has provided for a deferred tax asset valuation allowance of $120,000, all of which arose during the current year. A valuation allowance has been provided where it is more likely than not that the deferred tax assets relating to certain loss carryforwards will not be realized. Cash paid (received) for income taxes, net of refunds, was: $(3.8 million), $(0.7 million) and $7.0 million in fiscal 2002, 2001 and 2000, respectively.

        The state net operating loss benefit is carried forward from 5 to 20 years depending on the state jurisdiction.

        On March 9, 2002, President Bush signed into law H.R. 3090, the "Job Creation and Worker Assistance Act of 2002." The Act allows for additional federal depreciation expense for specific asset acquisitions purchased by the Company after September 10, 2001. Additionally, the Act increases the carryback period of federal net operating losses generated in tax years ending in 2001 and 2002 from two years to five years. The Company previously filed a claim to carryback the losses generated in fiscal 2001 to the two previous tax years. As a result of the Act, the Company has elected to amend the originally filed claim to carryback the losses generated in fiscal 2001 to the five previous tax years. The Company has also elected to carryback the losses generated in fiscal 2002 to the five previous years. The refund from both carryback claims is reported in the income tax receivable balance.

8.    Employee Benefit Plans

  Pension Plan

        The Company maintains a defined benefit pension plan for certain domestic employees. Plan benefits are based on compensation and length of service and provide for normal retirement at age 65. The Company's policy is to make annual contributions to the pension plan between the ERISA minimum and the maximum tax-deductible amount allowed.

        In fiscal 1999, the Company suspended the defined benefit pension plan to limit both new participation and further pension credit for current participants. The result of the suspension is that after March 31, 1999, no new participants have been eligible to join the plan. Also, after March 31, 1999, active participants in the plan do not receive any further pension benefit credits. Active participants in the plan as of March 31, 1999, will be eligible, upon retirement, to receive a pension based upon the pension credits they have earned through March 31, 1999.

        In fiscal 2002 and 2001, the Company paid benefits to 47 and 107 terminated vested participants, respectively, in the form of lump sum payments, which resulted in a settlement loss of approximately $45,000 and $93,000, respectively.

        On May 31, 2002, the Company's defined benefit pension plan assets were $0.7 million lower than the benefit obligation. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", a non-cash charge to equity of $2.9 million, net of tax benefits of $1.8 million, was recorded.

        The plan's assets are invested in short-term money market instruments, fixed income securities and equities.

        The following table sets forth the plan's funded status:

	2002	2001
Changes in Benefit Obligation:
Benefit obligation at beginning of year	$25,191,000	$23,900,000
Service cost	—	—
Interest cost	1,868,000	1,812,000
Settlements	(62,000)	(136,000)
Actuarial loss	413,000	175,000
Assumption change	1,290,000	829,000
Benefits paid	(1,378,000)	(1,389,000)

Benefit obligation at end of year	27,322,000	25,191,000

Changes in Plan Assets:
Fair value at beginning of year	30,412,000	31,914,000
Actual return on plan assets	(2,260,000)	148,000
Settlements	(111,000)	(261,000)
Benefits paid	(1,378,000)	(1,389,000)

Fair value at end of year	26,663,000	30,412,000

Funded status	(659,000)	5,221,000
Unrecognized actuarial loss (gain)	4,704,000	(2,087,000)

Net amount recognized	$4,045,000	$3,134,000

(Accrued) prepaid benefit cost	$(659,000)	$3,134,000
Accrued benefit liability	—	—
Accumulated other comprehensive income	4,704,000	—

Net amount recognized	$4,045,000	$3,134,000

	2002	2001
Weighted-average assumptions as of May 31:
Discount rate	7.25%	7.50%
Expected return on assets	9.50%	9.50%
Rate of compensation increase	N/A	N/A

        Net periodic pension income was $910,000, $1,347,000 and $152,000 for fiscal 2002, 2001 and 2000, respectively, and included the following components.

	2002	2001	2000
Components of net periodic pension income:
Service cost	$—	$—	$—
Interest cost	1,868,000	1,812,000	1,771,000
Expected return on plan assets	(2,823,000)	(2,966,000)	(2,134,000)
Recognized net actuarial (gain) loss	—	(286,000)	211,000
Settlement loss	45,000	93,000	—

Net periodic pension income	$(910,000)	$(1,347,000)	$(152,000)

  401(k) Plan

        The Company provides a 401(k) Plan (tax deferred savings plan) for its domestic employees. The plan provides that the Company make contributions in either cash or common stock, at its option, equal to 50% of contributions made by participating employees up to a maximum of 3% of employee's salary. The plan also provides for additional Company contributions up to a maximum of 75% of participating employees' contributions, for each fiscal year in which net earnings are 5% or more of revenues. Company contributions charged to earnings were $416,000, $597,000 and $820,000 for fiscal 2002, 2001 and 2000, respectively. Certain additional transitional contributions were made to employee accounts for eligible plan participants as of March 31, 1999 during fiscal 2002, 2001 and 2000 in the amounts of $34,000, $62,000 and $130,000, respectively.

  Postretirement Plan

        The Company has a plan that provides certain health care benefits for all of its domestic retired employees who meet certain age and service requirements while working for the Company. Generally, Company-provided health care coverage is coordinated with Medicare upon the retiree reaching the age of 65.

        In fiscal 2001, the plan was amended to increase the eligibility age over the next few years from age 60 and 10 years of service beginning in fiscal 2002 to age 65 and 10 years of service beginning in fiscal 2005.

        Net postretirement benefit cost was $319,000, $204,000 and $301,000 for fiscal 2002, 2001 and 2000, respectively. The Company's postretirement health care plans are not funded.

        Accumulated postretirement benefit obligation:

	May 31
	2002	2001
Changes in benefit obligation:
Benefit obligation at beginning of year	$1,820,000	$2,117,000
Service cost	99,000	65,000
Interest cost	181,000	131,000
Actuarial loss	722,000	31,000
Amendment change	—	(347,000)
Assumption change	70,000	44,000
Benefits paid	(246,000)	(221,000)

Benefit obligations at end of year	2,646,000	1,820,000
Unrecognized prior service cost	340,000	367,000
Unrecognized net actuarial loss	(1,642,000)	(916,000)

Accrued postretirement benefit cost	$1,344,000	$1,271,000

        Net postretirement benefit cost consisted of the following components:

	2002	2001	2000
Service cost	$99,000	$65,000	$106,000
Interest cost on accumulated postretirement benefit obligation	181,000	131,000	151,000
Net amortization and deferrals	39,000	8,000	44,000

Net postretirement benefit cost	$319,000	$204,000	$301,000

        The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of June 1, 2001 was 10% decreasing linearly each successive year until it reaches 5% in 2006, after which it will remain constant. A one-percentage-point increase in the assumed health care cost trend rates in fiscal 2002 would increase the accumulated postretirement benefit obligation, service cost and interest cost components of the net periodic postretirement benefit cost by approximately $161,000, $23,000 and $20,000, respectively. The impact of a 1% decrease in the trend rates in fiscal 2002 would decrease these components by approximately $134,000, $18,000 and $16,000, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for fiscal 2002 and 7.50% for fiscal 2001.

9.    Stock Option Plans, Stock Purchase Right Plan, Leveraged Stock Purchase Plan, Warrants and Stock Repurchase Plan

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

        On December 14, 2000, an option to purchase 250,000 shares of common stock of the Company was granted to the Company's President and Chief Executive Officer. The option was granted outside of the Company's 1991 Option Plan. The option was granted at the fair market value of a share of stock on the date of grant ($2.125). The option expires 10 years from the date of grant and becomes exercisable in four annual installments commencing one year after the grant date.

        On April 18, 2001, the Board of Directors of the Company approved the 2001 Nonstatutory Stock Option Plan (the "2001 Nonstatutory Option Plan"). Under the 2001 Nonstatutory Option Plan, options to purchase shares of common stock may be granted at a price that is not less than 85% of the fair market value of a share of stock on the date of grant. The options generally become exercisable at a rate of 37 1/2% 18 months after the date of grant with the remainder becoming exercisable ratably by quarter so as to be fully exercisable 5 years from the date of grant. The options expire 10 years from the date of grant.

        On October 16, 2001, the 2001 Stock Option Plan (the "2001 Option Plan") was approved by the Company's stockholders. Under the 2001 Option Plan, the Company may grant options to purchase shares of common stock to employees at prices not less than the fair market value of a share of stock on the date of grant. The options generally expire 10 years from the date of grant. The options generally become exercisable at a rate of 25% one year after the date of grant with the remainder becoming exercisable at a rate of 6.25% over the next 12 quarters so as to be fully exercisable 4 years from the date of grant. As of May 31, 2002, no options had been granted to employees under the 2001 Option Plan.

        Activity under the option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, June 1, 1999 (282,875 exercisable at weighted average price of $7.91)	655,625	$8.84
Granted (weighted average fair value of $1.93)	43,000	5.62
Exercised	(5,000)	6.00
Canceled	(19,875)	7.75

Outstanding, May 31, 2000 (396,245 exercisable at weighted average price of $8.50)	673,750	8.69
Granted (weighted average fair value of $1.46)	692,000	2.87
Exercised	—	—
Canceled	(509,625)	8.28

Outstanding, May 31, 2001 (227,927 exercisable at weighted average price of $7.20)	856,125	4.23
Granted (weighted average fair value of $2.20)	93,000	4.10
Exercised	—	—
Canceled	(151,375)	6.83

Outstanding, May 31, 2002 (292,914 exercisable at weighted average price of $4.94)	797,750	3.72

        Additional information regarding options outstanding as of May 31, 2002 is as follows:

		Options Outstanding		Options Exercisable
Exercise Range of Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs.)	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$2.13	303,000	8.5	$2.13	78,000	$2.13
$2.63 - $3.50	195,000	8.5	3.28	44,372	3.13
$3.60 - $6.00	178,000	8.0	4.36	53,258	5.14
$6.25 - $11.88	111,750	4.4	7.02	109,517	7.03
$12.50	10,000	6.1	12.50	7,767	12.50

$2.13 - $12.50	797,750	7.8	3.72	292,914	4.94

        At May 31, 2002, 250,000, 93,000 and 50,000 shares were available for future grants under the 2001 Option Plan, Nonstatutory Stock Option Plan and Directors Plan, respectively.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.

        These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	4.66%	5.18%	7.44%
Dividend yield	0%	0%	2.5%
Volatility factor	53.6%	47.4%	40.9%
Expected life (in months following vesting)	12	12	12

        The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, pro forma net (loss) earnings would have been (in thousands, except per share data):

	2002	2001	2000
Net (Loss) Earnings
As Reported	$(3,390)	$(12,084)	$8,574
Pro Forma	(3,620)	(11,970)	8,347
Basic and Diluted (Loss) Earnings Per Share
As Reported	$(0.66)	$(2.34)	$1.67
Pro Forma	(0.70)	(2.31)	1.62

        In October 1996, the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock. The Right entitles a stockholder to purchase one one-hundredth of a share of preferred stock at $35 per Right exercisable after a person acquires 15% or more of the Company's common stock or announces a tender offer which could result in such person owning 15% or more of the common stock. Each one one-hundredth of a share of preferred stock has terms designed to make it substantially the economic equivalent of one share of common stock. Under certain circumstances, if a person acquires 15% or more of the common stock, the Rights permit the holders to purchase the Company's common stock having a market value of twice the exercise price of the Rights, in lieu of the preferred stock. In addition, in the event of certain business combinations, the Rights permit purchase of the common stock of an acquiring person at a 50% discount. Rights held by an acquiring person will become null and void in both cases. The Rights are subject to redemption by the Company's Board of Directors for $.001 for each Right. The Rights expire on October 23, 2006.

        In September 2001, the Rights agreement was amended so that stock purchase rights issued thereunder will be triggered if, without prior Board of Directors approval, a person or group becomes the beneficial owner of 20% of the Company's outstanding shares (the previous trigger level of the rights was 15%). The amendment also confirmed that the act of participating in a demand for a special meeting of stockholders will not by itself trigger the rights.

        Effective July 29, 2002, the Rights agreement was amended to make the provisions of the Rights agreement, as amended, inapplicable to the transactions contemplated by the Merger Agreement entered into among T Acquisition L.P. and T Acquisition Co. and the Company. See Note 19, "Subsequent Event" for additional information on the Merger Agreement.

        In October 1999, the Company implemented a Leveraged Stock Purchase Plan (the "Plan") with certain executive officers and key employees of the Company. The Plan allows an employee to borrow funds from the Company to acquire a specified number of common shares. An equivalent number of shares of common stock were also granted to each individual. The stock grant vests after three years. All certificates are held by the Company as collateral against the notes receivable. The note and accrued interest will be forgiven after three years, if the employee continues employment with the Company during that period. The Company used 207,500 shares of Treasury Stock to implement the Plan. The stock subscriptions-notes receivable related to the stock grants are offset in Stockholders' Equity.

        Effective July 2000, the Company's Board of Directors approved the repurchase of up to 300,000 shares of the Company's Common Stock. During fiscal 2000, the Company repurchased 33,100 shares for $218,000. The Company did not renew the stock repurchase program, which expired in July 2000.

        On December 14, 2000, the Company's Board of Directors approved the issuance of a warrant for 13,000 shares of the Company's Common Stock to a recruiting firm in exchange for its services. The exercise price is $2.125, the closing price for the Company's Common Stock on the date of issuance. The warrant is immediately exercisable and expires on January 1, 2004. The warrant had not been exercised as of May 31, 2002. The estimated fair value of the warrant of $10,000 was recorded as an expense in fiscal 2001.

        Effective September 2001, the Company's Board of Directors approved the repurchase of up to 10% of the issued and outstanding shares of the Company's Common Stock. During fiscal 2002, the Company repurchased 112,500 shares for $481,000 between September 2001 and January 2002. The Company did not repurchase any shares after January 17, 2002. The stock repurchase program will expire on September 16, 2002.

10.    Commitments and Contingencies

        The Company has been involved from time to time in various litigation and product liability matters arising in the ordinary course of business. Although the final outcome of any unresolved matters cannot be determined, it is management's opinion that the final resolution of these matters will not have a material effect on the Company's financial position or results of operations.

        The Company and its subsidiaries are obligated under leases for real and personal property expiring at various dates through 2007. The future minimum rental payments under these lease agreements at May 31, 2002 are as follows:

2003	$2,844,000
2004	2,247,000
2005	1,343,000
2006	499,000
2007	26,000

$6,959,000

        Total rentals charged to expense amounted to $3.1 million, $3.4 million and $3.1 million in fiscal 2002, 2001 and 2000, respectively.

11.    Major Customer

        No single customer accounted for greater than 10% of consolidated revenues in fiscal 2002, 2001 or 2000. One customer accounted for approximately 10% of the outstanding accounts receivable balance as of May 31, 2002. No single customer accounted for greater than 10% of the outstanding accounts receivable balance as of May 31, 2001.

12.    Segment Reporting

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

        Information about segments for the years ended May 31:

	2002	2001	2000
Revenues:
United States	$80,798,000	$91,564,000	$105,549,000
Canada	19,368,000	22,127,000	20,198,000
Netherlands	3,177,000	4,408,000	5,019,000
Australia	3,367,000	3,929,000	3,760,000
Elimination of intersegment revenue	(2,763,000)	(3,506,000)	(3,958,000)

Consolidated Total	$103,947,000	$118,522,000	$130,568,000

	2002	2001	2000
(Loss) income before income taxes:
United States	$(5,656,000)	$(19,821,000)	$13,968,000
Canada	169,000	691,000	(49,000)
Netherlands	261,000	804,000	1,134,000
Australia	(55,000)	(40,000)	(207,000)

Consolidated Total	$(5,281,000)	$(18,366,000)	$14,846,000

	2002	2001	2000
Depreciation and amortization:
United States	$2,296,000	$8,709,000	$3,390,000
Canada	325,000	367,000	492,000
Netherlands	56,000	62,000	59,000
Australia	47,000	32,000	65,000

Consolidated Total	$2,724,000	$9,170,000	$4,006,000

	2002	2001	2000
Property, plant and equipment, net of accumulated depreciation:
United States	$5,357,000	$6,814,000	$11,370,000
Canada	304,000	359,000	555,000
Netherlands	110,000	123,000	152,000
Australia	204,000	220,000	176,000

Consolidated Total	$5,975,000	$7,516,000	$12,253,000

	2002	2001	2000
Total assets:
United States	$44,402,000	$56,726,000	$67,960,000
Canada	7,799,000	8,575,000	8,646,000
Netherlands	6,282,000	6,117,000	6,158,000
Australia	1,449,000	1,634,000	1,532,000
Elimination of intersegment loans	(3,976,000)	(4,437,000)	(3,411,000)
Elimination of intersegment investments	(4,179,000)	(4,177,000)	(4,187,000)
Elimination of intersegment receivables and other	(1,628,000)	(2,281,000)	(3,405,000)

Consolidated Total	$50,149,000	$62,157,000	$73,293,000

        Geographic revenues are based on the country from which customers are invoiced.

13.    Per Share Information

        Basic (loss) earnings per share is computed by dividing net loss (earnings) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted (loss) earnings per share for fiscal May 31, 2002, 2001 and 2000, respectively, are calculated as follows (in thousands, except per share data):

	2002	2001	2000
Weighted average shares outstanding	5,148	5,173	5,140
Net (loss) earnings	$(3,390)	$(12,084)	$8,574
Basic (loss) earnings per share	$(0.66)	$(2.34)	$1.67

Weighted average shares outstanding	5,148	5,173	5,140
Dilutive effect of options	—	—	2

Total	5,148	5,173	5,142
Net (loss) earnings	$(3,390)	$(12,084)	$8,574
Diluted (loss) earnings per share	$(0.66)	$(2.34)	$1.67

14.    Selected Quarterly Data (Unaudited)

				Loss Per Share
Fiscal Year Ended		Gross Profit(1)
	Revenues		Net Loss	Basic	Diluted
	(In thousands, except per share data)
May 31, 2002
First Quarter	$28,505	$11,155	$(799)	$(.15)	$(.15)
Second Quarter	26,472	10,072	(658)	(.13)	(.13)
Third Quarter	23,096	8,543	(1,156)	(.23)	(.23)
Fourth Quarter	25,874	9,547	(777)	(.15)	(.15)

	$103,947	$39,317	$(3,390)	(.66)	(.66)

May 31, 2001
First Quarter	$30,230	$10,764	$(3,121)	$(.60)	$(.60)
Second Quarter	29,962	11,389	(1,728)	(.34)	(.34)
Third Quarter	29,143	11,226	(2,325)	(.45)	(.45)
Fourth Quarter	29,187	10,701	(4,910)	(.95)	(.95)

	$118,522	$44,080	$(12,084)	(2.34)	(2.34)

(1)
Revenues less cost of revenues.

        The net loss for the first quarter of fiscal 2001 includes a charge of $330,000 ($0.06 loss per share) for the cumulative effect of a change in accounting principle.

15.    Related Party Transaction

        Pursuant to the employment agreement between the Company and Gary W. Ampulski, the Company's CEO, in March 2001, the Company loaned Mr. Ampulski the principal sum of $139,503 to enable him to repay the outstanding balance of a loan payable to his former employer. The loan is secured by Mr. Ampulski's home; it bears interest at the rate of 4.3% per annum and principal and interest payments are made through payroll deductions on a semi-monthly basis ending on February 28, 2004. The balance of the loan was $123,660 and $136,402 as of May 31, 2002 and 2001, respectively. Interest income recorded in fiscal 2002 and 2001 was $5,605 and $1,486, respectively.

16.    Asset Sales

        Pursuant to an Agreement for Purchase and Sale of Assets (the "Agreement"), by and between the Company and Bell & Howell Document Management Products Company, a wholly owned subsidiary of Bell & Howell Company ("Bell & Howell"), the Company sold its Field Services Group to Bell & Howell on June 1, 1999. The price of the Purchased Assets, as defined in the Agreement, consists of an initial cash payment of $11.2 million, the assumption of certain liabilities and obligations of the Company valued at an estimated $4.3 million and up to an additional $3.5 million payable to the Company for changes in certain accounts attributable to the Field Service Group. In connection with the sale the Company recorded a pre-tax gain on sale of $13.8 million in the first quarter of fiscal year 2000.

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

17.    Consolidation Activities

        On June 22, 1999, the Company announced the consolidation of its paper manufacturing operations to its main plant located in Mayville, Wisconsin. In September 1999, the Company closed its paper manufacturing facility located in Turlock, California and transferred the inventory and equipment to Mayville. As a result of the consolidation, the Company recorded a pre-tax charge of approximately $0.4 million in the first quarter of fiscal 2000.

18.    Acquisitions

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

19.    Subsequent Event

        As of July 29, 2002, the Company entered into a Merger Agreement with T Acquisition Co. and T Acquisition L.P., affiliates of HS Morgan Limited Partnership, pursuant to which T Acquisition Co. will merge with and into the Company. Under the terms of the Merger Agreement, each share of the Company's common stock will be converted into the right to receive $5.85 per share in cash, or total consideration of approximately $34 million, including outstanding stock options. The merger is expected to close in the fourth calendar quarter of 2002. Consummation of the transaction is subject to the approval of the Company's stockholders, receipt of all necessary regulatory approvals, the buyer entering into definitive financing agreements and certain other conditions. The Merger Agreement was filed on July 29, 2002 as an exhibit to a Current Report on Form 8-K.

TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts Receivable	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Uncollectible Accounts Charged to Reserve	Balance at End of Period
Year ended May 31, 2002	$889,000	$19,000	$41,000	$867,000
Year ended May 31, 2001	$1,095,000	$519,000	$725,000	$889,000
Year ended May 31, 2000	$936,000	$452,000	$293,000	$1,095,000

QuickLinks

PART I
PART II
TAB PRODUCTS CO. CONSOLIDATED SELECTED FINANCIAL DATA, FIVE YEARS ENDED MAY 31 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AND RATIO DATA)
PART III
SUMMARY COMPENSATION TABLE
FISCAL YEAR-END OPTION VALUES
PART IV
TAB PRODUCTS CO. CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE FORM 10-K ITEM 14 FISCAL YEARS ENDED MAY 31, 2002, 2001 AND 2000
INDEPENDENT AUDITORS' REPORT
TAB PRODUCTS CO. CONSOLIDATED STATEMENTS OF OPERATIONS
TAB PRODUCTS CO. CONSOLIDATED BALANCE SHEETS
TAB PRODUCTS CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TAB PRODUCTS CO. CONSOLIDATED STATEMENTS OF CASH FLOW
TAB PRODUCTS CO. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TAB PRODUCTS CO. AND SUBSIDIARY COMPANIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS