Form 10-Q
period 2002-08-31
TAB PRODUCTS CO
filed 2002-10-11
CIK 96116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter period ended August 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 1-7736

TAB PRODUCTS CO.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-1190862
(State of Incorporation)	(IRS Employer Identification No.)

935 Lakeview Parkway, Suite 195

Vernon Hills, IL  60061

(Address of principal executive offices)

(847) 968-5400

(Registrant’s telephone number - including area code)

NOT APPLICABLE

Former name, former address and former fiscal year,

if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common shares outstanding as of August 31, 2002 — 5,123,915

TAB PRODUCTS CO.

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1	Financial Statements (Unaudited):

Consolidated Condensed Balance Sheets August 31, 2002 and May 31, 2002

Consolidated Condensed Statements of Operations Three months ended August 31, 2002 and August 31, 2001

Consolidated Condensed Statements of Cash Flow Three months ended August 31, 2002 and August 31, 2001

Notes to Consolidated Condensed Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosure About Market Risks

ITEM 4	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 6	Exhibits and Reports on Form 8-K

Signatures

Certifications

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(000’s omitted except share and per share data)

	August 31, 2002	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,719	$8,836
Short-term investments	1,799	2,313
Accounts receivable, less allowances for doubtful accounts of $837 and $867	15,701	15,657
Inventories	5,130	4,667
Income tax receivable	141	2,809
Deferred income taxes	1,835	1,927
Prepaid expenses	1,841	1,144

Total current assets	35,166	37,353

Property, plant and equipment, net of accumulated depreciation of $27,004 and $27,927	5,833	5,975
Goodwill, net	2,460	2,510
Deferred income taxes	3,818	3,798
Other assets	499	513

Total assets	$47,776	$50,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,127	7,217
Compensation payable	1,543	1,738
Other accrued liabilities	4,767	5,088

Total current liabilities	13,437	14,043

Other non-current liabilities	1,961	2,003

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, authorized 500,000 shares, issued — none	—	—
Common stock, $.01 par value, authorized 25,000,000 shares, issued — August 2002 and May 2002 — 7,802,384 shares	78	78
Additional paid-in capital	15,662	15,662
Stock subscription — notes receivable	(198)	(198)
Retained earnings	53,227	54,584
Treasury stock, August 2002 and May 2002 — 2,678,469 shares	(32,452)	(32,452)
Accumulated other comprehensive loss:
Minimum pension liability	(2,920)	(2,920)
Translation adjustment	(1,019)	(651)

Total stockholders’ equity	32,378	34,103

Total liabilities and stockholders’ equity	$47,776	$50,149

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

(000’s omitted except share and per share data)

	Three Months Ended August 31
	2002	2001
Revenues	$22,744	$28,505

Operating costs and expenses:
Cost of revenues	14,338	17,350
Selling, general and administrative	10,748	12,506
Total operating costs and expenses	25,086	29,856

Gain on sale of property and equipment	(434)	—

Operating loss	(1,908)	(1,351)

Interest and other, net	22	121
Loss before income taxes	(1,886)	(1,230)

Income tax benefit	(529)	(431)

Net loss	$(1,357)	$(799)

Basic net loss per share	$(0.26)	$(0.15)

Shares used in computing basic net loss per share	5,123,915	5,196,470

Diluted net loss per share	$(0.26)	$(0.15)

Shares used in computing diluted net loss per share	5,123,915	5,196,470

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

(000’s omitted)

	Three Months Ended August 31,
	2002	2001
OPERATING ACTIVITIES:

Net loss	$(1,357)	$(799)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	426	753
Deferred income taxes	(116)	(363)
Gain on sale of property and equipment	(434)	—
Issuance of common stock to Tax Deferred Savings Plan	—	81
Other	44	47
Changes in operating assets and liabilities:
Accounts receivable, net	(44)	2,370
Inventories	(463)	(85)
Income tax receivable	2,668	4,264
Deferred income taxes	188	118
Prepaid expenses	(697)	(376)
Deferred pension asset	—	(210)
Other assets	14	88
Accounts payable	(90)	(1,471)
Compensation payable	(195)	121
Other accrued liabilities	(321)	(1,229)
Other non-current liabilities	(42)	—
Net cash flows from operating activities	(419)	3,309

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(618)	(218)
Net proceeds from sale of property and equipment	774	—
Purchases of short-term investments	(264)	—
Sales of short-term investments	778	816
Net cash flows from investing activities	670	598

Effect of exchange rate changes on cash	(368)	56

Increase (decrease) in cash and cash equivalents	(117)	3,963

Cash and cash equivalents at beginning of period	8,836	5,872

Cash and cash equivalents at end of period	$8,719	$9,835

Cash paid for:
Interest	$1	$1
Income taxes, net of refunds received	$(2,909)	$(4,107)

See Notes to Unaudited Consolidated Condensed Financial Statements.

TAB PRODUCTS CO.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.        Basis of Presentation

On July 29, 2002, the Company announced that it had entered into a Merger Agreement, dated as of July 29, 2002, which sets forth the terms and conditions of the proposed acquisition of the Company by T Acquisition Co. and T Acquisition L.P., affiliates of HS Morgan Limited Partnership.  Under the Merger Agreement, T Acquisition Co. will be merged with and into the Company (the “Merger”).  The Merger Agreement provides that the stockholders of the Company will receive $5.85 in cash for each share of common stock of the Company.  The Merger is subject to the approval of the stockholders of the Company and the satisfaction of certain other closing conditions.  The stockholders’ meeting to vote on the approval and adoption of the Merger Agreement and the Merger is scheduled to be held on October 22, 2002.  If the Company’s stockholders approve and adopt the Merger Agreement and the Merger, it is expected that the Merger will be completed as soon as practicable after the stockholders’ meeting.

            The Company’s unaudited consolidated condensed financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented.  These unaudited consolidated condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report Form 10-K for the fiscal year ended May 31, 2002.  The results of operations for the three-month period ended August 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2003.  The May 31, 2002 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain reclassifications have been made to the first quarter of fiscal 2002 financial statements to conform to the first quarter of fiscal 2003 presentation.

2.             Inventory

Inventories consisted of the following (in thousands):

	August 31, 2002	May 31, 2002
Raw materials	$3,200	$2,867
Work in process	113	348
Finished goods	2,062	1,697
LIFO Reserve	(245)	(245)
	$5,130	$4,667

3.             Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance.  The Chief Executive Officer is the Company’s chief decision maker. The Company operates and is managed internally by four geographic operating segments. The operating segments are the United States, Canada, the Netherlands and Australia. Outside the United States, each operating segment has a general manager that reports to the Vice President, International, who reports to the Chief Executive Officer.  Within the United States, the individuals responsible for operations, marketing and sales report directly to the Chief Executive Officer.

Information about segments (in thousands):

	Three Months Ended August 31,
	2002	2001
Revenues:
United States	$17,503	$22,944
Canada	4,021	4,598
Netherlands	931	691
Australia	793	1,072
Elimination of intersegment revenue	(504)	(800)
Consolidated Total	$22,744	$28,505

(Loss) income before income taxes:
United States	$(1,985)	$(1,558)
Canada	(31)	145
Netherlands	108	156
Australia	22	27
Consolidated Total	$(1,886)	$(1,230)

Depreciation and amortization:
United States	$359	$645
Canada	45	84
Netherlands	13	13
Australia	9	11
Consolidated Total	$426	$753

	August 31, 2002	May 31, 2002
Property, plant and equipment, net of accumulated depreciation:
United States	$5,226	$5,357
Canada	278	304
Netherlands	134	110
Australia	195	204
Consolidated Total	$5,833	$5,975

Total assets:
United States	$42,678	$44,402
Canada	7,580	7,799
Netherlands	6,460	6,282
Australia	1,373	1,449
Elimination of intersegment loans	(4,818)	(3,976)
Elimination of intersegment investments	(4,172)	(4,179)
Elimination of intersegment receivables and other	(1,325)	(1,628)
Consolidated Total	$47,776	$50,149

Geographic revenues are based on the country from which customers are invoiced.

4.             Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	August 31,
	2002	2001
Net loss	$(1,357)	$(799)
Foreign currency translation	(368)	56

Comprehensive loss	$(1,725)	$(743)

5.             Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company adopted SFAS No. 142 on June 1, 2002 and stopped the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141.  The Company would have incurred $38,000 of goodwill amortization in the first quarter of fiscal 2003 if SFAS No. 142 had not been adopted.  The Company evaluated goodwill under the SFAS No. 142 transitional impairment test and determined that there was no impairment loss.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The adoption of SFAS No. 144 did not have an effect on the consolidated financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the consolidated financial position or results of operations of the Company.  The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

6.             Commitments and Contingencies

The Company has been involved from time to time in various litigation and product liability matters arising in the ordinary course of business.  Although the final outcome of any unresolved matters cannot be determined, it is management’s opinion that the final resolution of these matters will not have a material effect on the Company’s financial position or results of operations.

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

Financial Condition

                At August 31, 2002, the Company had cash and short-term investments of $10.5 million, a decrease of $0.6 million from the $11.1 million at May 31, 2002.  The Company’s working capital position at August 31, 2002 was $21.7 million as compared with $23.3 million at May 31, 2002.  The current ratio of 2.6 at August 31, 2002 was lower than the current ratio of 2.7 reported for May 31, 2002.  A $2.8 million income tax refund received during the first quarter and $0.8 million received from the sale of the Lomira facility were more than offset by the $1.9 million operating loss, a $0.7 million increase in prepaid expenses, a $0.6 million reduction in current liabilities, a $0.5 million increase in inventories and capital expenditures of $0.6 million.  The decrease in working capital is primarily due to the net loss of $1.4 million and capital expenditures of $0.6 million.

During the first quarter of fiscal 2003, net cash required by operating activities was $0.4 million, versus net cash provided by operations of  $3.3 million in the first quarter of fiscal 2002, a decrease in cash from operations of $3.7 million quarter over quarter.

During the first quarter of fiscal 2003, the Company invested approximately $0.6 million in property, plant and equipment, which primarily represented investments in manufacturing production equipment and a new paint line installed at the Mayville, Wisconsin facility due to the sale of the Lomira, Wisconsin facility.  Capital expenditures for fiscal 2003 of approximately $1.5 million will consist primarily of those investments mentioned above and manufacturing equipment and management information systems.

At August 31, 2002 and May 31, 2002, the Company had no outstanding debt.  The Company currently has a $5 million secured line of credit with a bank.  The line of credit contains covenants related to cash flow and tangible effective net worth that the Company must maintain.  The Company was not in compliance with the tangible effective net worth covenant at August 31, 2002.  The Company received a waiver of the covenant violation from the bank on October 2, 2002.  The Company does not anticipate the need to utilize the line of credit prior to its expiration on October 31, 2002, and will evaluate whether to renew it in the second quarter of fiscal 2003.

The Company believes that its current cash, future cash flows and potential borrowing capacity will provide sufficient working capital for at least the next twelve months.

Results of Operations

Revenues — Total revenues for the first quarter of fiscal 2003 of $22.7 million were $5.8 million or 20.2% lower than the $28.5 million of revenues in the first quarter of fiscal 2002.  Of the $5.8 million decrease in revenues, $5.3 million was due to a decline in all product lines within the U.S except for imaging services which had a 9% increase in revenues.  The Company believes that this decline was due to reduced volume and longer customer decision lead times largely as a result of the economic downturn that impacted the Company in the latter part of fiscal 2002 and the uncertainty regarding the future ownership of the Company.  In addition, the Company experienced revenue declines in Canada of $0.4 million as a result of cutbacks by customers in technology spending and world economic events.  Australia revenues declined $0.3 million while revenues from Europe increased $0.2 million.

Cost of Revenues — Cost of revenues, as a percentage of revenues, for the first quarter of fiscal 2003 and 2002 were 63.0% and 60.9%, respectively.   The percentage increase in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 was due primarily to a decrease in manufacturing efficiencies due to lower than planned volume. The cost reduction programs implemented throughout fiscal 2002 partially offset the first quarter of fiscal 2003 increase in cost of revenue percentage.    In addition, there were significant improvements in the cost structure of the imaging services operation, which improved from a negative 2.6% gross margin to a positive 20.7% gross margin.

Selling, General and Administrative Expense — Selling, general and administrative expenses, as a percentage of revenues, for the first quarter of fiscal 2003 and 2002 were 47.3% and 43.9%, respectively.  Total operating expenses for the first quarter of fiscal 2003 were $10.7 million, a decrease of $1.8 million as compared to total operating expenses of $12.5 million in the first quarter of fiscal 2002.  The decrease in operating expenses was primarily attributable to lower salaries, wages, benefits and travel due to lower headcount, lower commissions associated with the reduced revenues from the first quarter of fiscal 2002, a reduction in sales meeting costs, decreased bad debt expense as a result of improved collection efforts, and lower depreciation and amortization costs due to certain assets becoming fully depreciated in fiscal 2002 and to the cessation of goodwill amortization effective June 1, 2002.

First quarter of fiscal 2003 selling, general and administrative expenses included $0.7 million associated with the exploration of strategic alternatives process, primarily financial advisor and attorneys’ fees.   First quarter of fiscal 2002 selling, general and administrative expenses included $0.4 million of costs related to the fiscal 2002 proxy contest.

        Gain on Sale  — Gain on sale of property in first quarter of fiscal 2003 was $0.4 million.  On August 16, 2002 the Company completed the sale of its Lomira, Wisconsin manufacturing facility for a gross sales price of $0.8 million, resulting in a gain of $0.4 million.  Operations previously conducted at the Lomira facility have been transferred to the Company’s main plant in Mayville, Wisconsin.

Interest and other, net — Interest and other, net was $22,000 income for the first quarter of fiscal 2003 and $121,000 income for the first quarter of fiscal 2002.  Gross interest income was $44,000 and $89,000 for the first quarter of fiscal 2003 and 2002, respectively.  The decrease in interest income was primarily due to lower interest rates on the Company’s cash balances.  The remaining expense for the first quarter of fiscal 2003 and the remaining income for the first quarter of fiscal 2002 included foreign currency transaction and exchange gains and losses and other miscellaneous expenses.

Income Taxes — Income tax benefit, as a percentage of pre-tax loss, for the first quarter of fiscal 2003 was 28.0%, an improvement of 7.0 percentage points as compared to the effective tax rate of 35.0% in the first quarter of fiscal 2002.  The change in the effective tax rate was primarily due to a limitation on loss carry-forwards for federal and certain state income taxes.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  The Company adopted SFAS No. 142 on June 1, 2002 and stopped the amortization of goodwill that resulted from business combinations initiated prior to the adoption of SFAS No. 141.  The Company would have incurred $38,000 of goodwill amortization in the first quarter of fiscal 2003 if SFAS No. 142 had not been adopted.  The Company evaluated goodwill under the SFAS No. 142 transitional impairment test and determined that there was no impairment loss.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective June 1, 2002.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The adoption of SFAS No. 144 did not have an effect on the consolidated financial position or results of operations of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 will affect only the timing of the recognition of future restructuring costs and is not expected to have a material effect on the consolidated financial position or results of operations of the Company.  The Company will adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

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

Failure to manage expenses in alignment with revenues could adversely impact our results of operations and financial condition.  We have implemented cost reduction programs in fiscal 2002 and these efforts continue in fiscal 2003.  If these programs do not prove to be sufficient or if we fail to take additional actions that may become necessary to align future expenses with future revenue levels, our results of operations and financial condition could be adversely impacted.

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

Failure to consummate the proposed merger with T Acquisition Co. could have a material adverse impact on our business, results of operations and financial condition.  If the Company fails to consummate the Merger and subsequently accepts an offer for a competing alternative strategic transaction, the Company may be required to pay a break fee to T Acquisition Co. and T Acquisition L.P. under the terms of the Merger Agreement.  In addition, the failure to consummate the Merger could have a material adverse effect on our business, results of operations and financial condition.

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

Our liquidity could be adversely impacted by unexpected events.  Although we believe that we have sufficient cash on hand and expected cash from operations to satisfy our working capital needs for at least the next twelve months, any significant unexpected cash requirements could adversely impact our liquidity.  In those circumstances, we may be required to seek third party financing and we cannot be certain that financing will be available on acceptable terms or at all.  Factors affecting our cash flows include net losses, the timely collection of accounts receivable from customers, the willingness of suppliers to extend normal credit terms, the purchase and sale of assets and the willingness of financial institutions to lend to us.  Although our projections of these factors indicate that our operational cash flows, together with our existing cash and cash equivalent balances and our borrowing capacity will adequately finance anticipated operations and capital expenditures for at least the next twelve months, investors are cautioned that such projections inherently involve risks and uncertainties.

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

A negative impact to our international operations could adversely impact our business, financial condition and results of operations.  International sales accounted for approximately 25% and 22%, respectively, of our consolidated total revenues for the first quarter of fiscal 2003 and 2002.  Fluctuations in currencies could adversely affect our business, financial condition and results of operations in the future.  Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country.  We are subject to the risks of conducting business internationally, including foreign government regulation and general geopolitical risks such as political and economic instability, potential hostilities and changes in diplomatic and trade relationships.  Manufacturing and sales of our products may also be materially adversely affected by factors such as unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws and other factors beyond our control.  In addition, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States and thus make piracy of our products a more likely possibility.  There can be no assurance that these factors will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

The Company’s exposure to market risk due to fluctuations in interest rates relates primarily to its short-term investment portfolio, which consists of corporate debt securities, which are classified as available-for-sale and were reported at an aggregate fair value of $1.8 million as of August 31, 2002.  These available-for-sale securities are subject to interest rate risk inasmuch as their fair value will fall, if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at August 31, 2002, the fair value of the portfolio would not decline by a material amount.  The Company does not use derivative financial instruments to mitigate the risks inherent in these securities.  However, the Company does attempt to reduce such risks by typically limiting the maturity date of such securities to no more than nine months, placing its investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer.  In addition, the Company believes that it currently has the ability to hold these investments until maturity, and therefore, believes that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect the financial position, results of operations or cash flows of the Company.

The Company’s exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany receivable balance with its Netherlands subsidiary.  Such intercompany receivable balance at August 31, 2002 was $28,000; therefore, a hypothetical 10% adverse change in Euro against U.S. dollars would not result in a material foreign exchange loss.  Although the Company transacts business with various foreign countries, settlement amounts are usually based on local currency.  Transaction gains or losses have not been significant in the past and there is no hedging activity on Euro or other currencies.  Consequently, the Company does not expect that reductions in the value of such intercompany receivable balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates, would have a direct material impact on the Company’s financial position, results of operations or cash flows.

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

ITEM 4.  CONTROLS AND PROCEDURES

                The Company’s President and Chief Executive Officer and the Company’s Vice President, Chief Financial Officer and Treasurer have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

99.1       Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated July 29, 2002 in which it reported in Item 5 that as of July 29, 2002, the Company entered into a Merger Agreement with T Acquisition L.P., a Delaware limited partnership and T Acquisition Co., a Delaware corporation and that immediately prior to the execution of the Merger Agreement, the Company entered into Amendment No. 2 to Rights Agreement dated as of July 29, 2002, between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, LLC).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAB PRODUCTS CO.
(Registrant)
Date: October 11, 2002	/s/ Donald J. Hotz
Donald J. Hotz,
Vice President, Chief Financial Officer and Treasurer

Date: October 11, 2002	/s/ Robert J. Crecca
Robert J. Crecca
Corporate Controller, Chief Accounting Officer and Asst. Secretary

CERTIFICATION

I, Gary W. Ampulski, President & Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tab Products Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Gary W. Ampulski
Gary W. Ampulski President & CEO

                CERTIFICATION

I, Donald J. Hotz, Vice President, Chief Financial Officer & Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tab Products Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Donald J. Hotz
Donald J. Hotz Vice President, Chief Financial Officer & Treasurer